Form 10QSB
period 2002-10-31
ZEOLITE EXPLORATION CO
filed 2003-01-14
CIK 1160165

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from Commission file number
ZEOLITE EXPLORATION COMPANY
(Exact name of small business issuer as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2272 West Seventh Avenue Suite 318 Vancouver, British Columbia Canada V6K 1Y2
(Address of principal executive offices)
(604) 731-7040 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [ ]

==================================================================================

PART I

Item 1. Financial Statements

ZEOLITE EXPLORATION COMPANY

(An Exploration Stage Company)

October 31, 2002

CONTENTS
Page
INDEPENDENT ACCOUNTANTS REVIEW REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Shareholders' Equity	F-4
Statement of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-8

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of Zeolite Exploration Company (an exploration stage company) as of October 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting Principals generally accepted in the United States of America.

The financial statements for the period ended July 31, 2002 were audited by sme and I expressed an unqualified opinion on them in my report dated September 16, 2002. I have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on May 11, 2001. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Alberta	/s/ John Geib
January 2, 2003	Chartered Accountant

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) BALANCE SHEET
	US$ October 31, 2002 (unaudited)	US$ July 31, 2002
ASSETS
CURRENT
Cash	$8,974	$8,974

LIABLITIES
CURRENT Accounts Payable	$11,000	$11,000

SHAREHOLDERS' EQUITY

SHARE CAPITAL Common stock, 100,00,000 shares authorized; $0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid in capital	274,950	274,950
Accumulated deficit during exploration state	(277,026)	(277,026)
	(2,026)	(2,026)
	$8,974	$8,974

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) STATEMENT OF OPERATIONS
	US$ Three Months Ended October 31, 2002 (unaudited)		US$ Year Ended July 31, 2002

REVENUE		$-		$-

EXPENSES
Consulting services provided by officers		-		1,293
General and administrative expenses		-		733

NET LOSS FOR THE PERIOD		$-		$(2,026)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$	NIL	$	NIL

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING BASIC AND DILUTED		5,000,000		5,000,000

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) STATEMENT OF SHAREHOLDERS' EQUITY Unaudited For the Three Months Ended October 31, 2002
		US$	US$	US$	US$
	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Issuance of common stock for mining claims and officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Period Ended July 31, 2001	-	-	-	(275,000)	(275,000)
Balance, July 31, 2001	5,000,000	50	274,950	(275,000)	-
Year Ended July 31, 2002	-	-	-	(2,026)	(2,026)
Balance, July 31, 2002	5,000,000	50	274,950	(277,026)	(2,026)
Three months Ended October 31, 2002	-	-	-	-	-
Balance, October 31, 2002	5,000,000	50	274,950	(277,026)	(2,026)

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) STATEMENT OF CASH FLOWS
	US$ Three months Ended October 31, 2002 (unaudited)	US$ Year Ended July 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES Net loss	$-	$(2,026)
	-	(2,026)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET DECREASE IN CASH	-	(2,026)
CASH, BEGINNING OF THE PERIOD	8,974	11,000
CASH, END OF THE PERIOD	8,974	8,974

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Three Months Ended October 31, 2002

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Zeolite Exploration Company (hereinafter "the Company") filed for incorporation on May 11, 2001 under the laws of the state of Nevada primarily for the purpose of acquiring, exploring and developing mineral properties. The Company's fiscal year end is July 31st.

The Company is actively seeking additional capital and management believes that the Company can develop mineral properties, which it has acquired in British Columbia. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavour. Furthermore, the Company is in the exploration stage, as it has not realized any significant revenues from its planned operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting Principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

(a)   Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

(b)   Use of Estimates

The process of preparing financial statements in conformity with accounting Principals generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated accounts.

(c)   Exploration Stage Activities

The Company has been in the exploration stage since its formation on May 11, 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Three Months Ended October 31, 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(d)   Foreign Currency Transactions

Through the course of business, the Company has received services that were billed in a currency other than the United States dollar, the Company's functional currency. Management has elected to value foreign currency transactions at average rates of exchange in effect during the reporting period. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

(e)   Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

(f)   Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At October 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(g)   Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determinate if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at October 31, 2002.

(h)   Exploration Costs

In accordance with accounting Principals generally accepted in the United States of America, the Company expenses exploration costs as incurred.

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Three Months Ended October 31, 2002

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(i)   Provision for Taxes

At October 31, 2002, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

(j)   Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per shares was the same, as there were no common stock equivalents outstanding.

(k)   Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had not incurred any revenue for the three months ended October 31, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.   COMMON STOCK

On May 11, 2001, 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The above referenced shares were issued in payment of consulting services in the amount of $253,500, legal and administrative fees in the amount of $21,000 and acquisition of mining claims for $500. These shares were issued pursuant to exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

To meet our need for cash we are attempting to raise money from this offering. We cannot guaranty that we will be able to raise enough money through this offering to stay in business and we do not know how long we can satisfy our cash requirements. What ever money we do raise will be applied to exploration. If we do not raise all of the money we need from the offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. They are willing to review their decision in the future after they have had an opportunity to see how much money has been raised in the offering in order to determine if there is a need for additional commitments by them. Even if there is a need for additional money, there is no assurance that the officers and directors will loan additional money to us. At the present time, we have not made any arrangements to raise additional cash, other than through the offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this section, we have no other financing plans.

Our proposed exploration program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our properties. We intend to retain Timothy L. Sadlier-Brown, a consulting exploration geologist and partner in the firm of Nevin Sadlier-Brown Goodbrand Ltd., consulting geologist. We also intend to retain Larry Sookochoff, mining engineer and owner of Sookochoff Consultants Inc. While we intend to retain both, we have not entered into any formal agreement with them and will not do so until our offering is completed.

We do not claim to have any minerals or reserves whatsoever at this time on any of our properties. The assay report referred to in the business section is limited to one small sample and should not be considered an indication of the amount of zeolite on the property. At any phase, if we find that we do not have adequate funds to complete a phase, we will suspend our operations and attempt to raise more money so we can proceed. If we cannot raise the capital to proceed we will cease operations until we have sufficient capital.

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on the property.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. Based upon a physical examination of the property, no previous exploration activity has been conducted thereon. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area. We do not intend to survey the property until we determine if there is mineralized material on the property. We intend to rely upon our staking until then. The estimated fee for surveying will be approximately $2,000 - $2,500 for an area 100 yards by 50 yards.

Trenches are generally approximately 150 feet in length and 10-20 feet wide. These dimensions allow for a thorough examination of the property. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations, in the event that it is not economically feasible to remove mineralized material. Once excavation of a trench is completed, samples will taken and then analyzed for economically potential minerals that are known to have occurred in the area.

Careful interpretation of this available data collected from the various tests aid in determining whether or not the claim has current economic potential and whether further exploration is warranted. Excavation will cost approximately $2,000 - $4,000 for area of 100 yards by 50 yards.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the trenching identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

*	more extensive trenching
*	more advanced geophysical work

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $40,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through digging extensive pits on the property. Phase 3 will take about 6 months and cost up to $80,000.

Based upon our plan of operations, we believe it will take one year to complete our plan of exploration at a cost not exceeding $140,000. The time allocated for each phase considers the terrain of the property, ability to access the property with equipment, and the fact that our officers and directors will only be devoting 25% of their time to our operations.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves. We do not have any plans to take our operations from Phase 3 to revenue generation and no consideration will be given to development until we find mineralized material which is profitably recoverable.

No further disclosure has been made regarding the phases of exploration. We believe that to do so would be to introduce speculative unsupportable predictions that we believe would be materially misleading because the property is an unexplored, undeveloped piece of land. We don't know what we will find, if anything, and because we have not even begun exploration we cannot possibly predict what we will find. We are an exploration company. If we find economically recoverable mineralized material, we will have to raise additional funds to extract the same. Then we will become a development stage company.

We will be conducting research in connection with the exploration of the property. The research we intend to conduct is explained Phase 1 of our proposed operations. We are not going to buy or sell any plant or significant equipment.

Currently, our only employees are our officers and directors. Our officers and directors are part-time employees devoting approximately 25% of their time to our operations. Their duties will be to handle our day-to-day administration. We intend to hire third party independent contractors to for geology, engineering, actual surveying, excavating and mining the property. The third party independent contractors will be under our officers and directors supervision. As of today's date, we have not selected geologists, engineers, surveyors or excavators and we do not intend to do so until we have completed the offering.

Limited operating history; need for additional capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From inception on October 5, 2000.

We acquired our first property and are commencing the research and exploration stage of our mining operations on that property at this time.

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from October 5, 2000 to October 31, 2002 was $20,000. This is comprised of $10,000 paid to our attorney, Conrad C. Lysiak to incorporate us and to begin preparation of our registration statement. We owe Mr. Lysiak an additional $10,000 which is due. Other than the legal fees paid to Mr. Lysiak, no other legal fees have been incurred in connection with our registration statement. No shares of our stock have been issued to Mr. Lysiak or to anyone for legal services. In addition, we paid $1,720 to our auditor, John J. Geib; we paid $1,793 for exploration expenses; and, we paid $513 for administrative expenses. Exploration expenses include filing fees for the claims, travel expenses related to claim staking and test sampling.

The costs are based upon our out-of-pocket cost, i.e. the amount of money we had to pay for the services. The costs of organization was paid by our officers and directors and have been accrued as a loan in the amount of $11,000 which must be repaid, however, the proceeds of the public offering will not be used to repay the $11,000. Revenues generated from the operations will be used to repay the $11,000, if and when revenues are ever generated.

Liquidity and capital resources

As of the date of October 31, 2002, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2001. This was accounted for as a compensation expense of $253,000 and advances and reimbursement by our officers and directors of expenses of $23,000. Since no quoted market price existed for the common stock at the time of transaction, management determined the price of the stock base upon the fair value of the services rendered and expenses reimbursed.

Since our inception, Messrs Brandys and Hopper have paid expenses for us in the total sum of $23,300, which included organizational and start-up costs and operating capital.

As of October 31, 2002, our total assets were $8,974 and our total liabilities were $11,000.

Item 3.   Controls and Procedures.

Alan W. Brandys, Principal Executive Officer and Principal Financial Officer of Zeolite Exploration Company, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.

Item 2.   Changes in Securities and Use of Proceeds.

Our registration statement was declared effective by the SEC on November 29, 2002. Since that time we have distributed some prospectuses, but have not sold any shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of January, 2003.

ZEOLITE EXPLORATION COMPANY (Registrant)
BY:	/s/ Alan Brandys
Alan W. Brandys President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Zeolite Exploration Company (the "Company") on Form 10-QSB for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Alan W. Brandys, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of January, 2003.
/s/ Alan Brandys Alan W. Brandys Principal Executive Officer and Principal Financial Officer

CERTIFICATION

I, Alan W. Brandys, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Zeolite Exploration Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.   The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of January, 2003.

/s/ Alan Brandys Alan W. Brandys Principal Executive Officer and Principal Financial Officer