Form 10QSB
period 2003-01-31
ZEOLITE EXPLORATION CO
filed 2003-03-07
CIK 1160165

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from Commission file number	__________ 333-74670	to ___________

ZEOLITE EXPLORATION COMPANY
(Exact name of small business issuer as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2272 West Seventh Avenue Suite 318 Vancouver, British Columbia Canada V6K 1Y2
(Address of principal executive offices)

(604) 731-7040 (Issuer's telephone number)

None (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

==================================================================================

PART I.

Item 1.     Financial Statements

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of Zeolite Exploration Company (an exploration stage company) as of January 31, 2003 and the related statements of operations, shareholders' equity and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the period ended July 31, 2002 were audited by me and I expressed an unqualified opinion on them in my report dated September 16, 2002. I have not performed any auditing procedures since that date.

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

/s/ John Geib
Calgary, Alberta	John Geib
February 7, 2003	Chartered Accountant

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) BALANCE SHEET
US $ January 31, 2003 (unaudited)	US $ July 31, 2002

ASSETS
CURRENT
Cash	$6,549	$8,974

LIABILITIES
CURRENT
Accounts payable	$11,000	$11,000

SHAREHOLDERS' EQUITY
SHARE CAPITAL
Common stock, 100,000,000 shares authorized; $0.00001 par value; 5,000,000 shares issued and outstanding
Additional paid in capital	50	50
	274,950	274,950
Accumulated deficit during exploration state	(279,451)	(277,026)
	(4,451)	(2,026)
	$6,549	$8,974

(The accompanying notes are an integral part of these financial statements) F-2

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) STATEMENT OF OPERATIONS
	US $ Six Months Ended January 31, 2003 (unaudited)		US $ Year Ended July 31, 2002

REVENUE		$-		$-

EXPENSES
Consulting services provided by officers		-		1,293
General and administrative expenses		2,425		733

NET LOSS FOR THE PERIOD		$(2,425)		$(2,026)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$	NIL	$	NIL
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
BASIC AND DILUTED		5,000,000		5,000,000

(The accompanying notes are an integral part of these financial statements) F-3

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) STATEMENT OF SHAREHOLDERS' EQUITY Unaudited For the Six Months Ended January 31, 2003

		US $	US $	US $	US $
	Common Stock Number		Additional Paid-in	Deficit Accumulated During Exploration
	of Shares	Amount	Capital	Stage	Total

Issuance of common stock for mining claims and officers' compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000
Period Ended July 31, 2001	-	-	-	(275,000)	(275,000)
Balance, July 31, 2001	5,000,000	50	274,950	(275,000)	-
Year Ended July 31, 2002	-	-	-	(2,026)	(2,026)
Balance, July 31, 2002	5,000,000	50	274,950	(277,026)	(2,026)
Six months Ended January 31, 2003	-	-	-	(2,425)	(2,425)
Balance, January 31, 2003	5,000,000	$50	$274,950	$(279,451)	$(4,451)

(The accompanying notes are an integral part of these financial statements) F-4

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) STATEMENT OF CASH FLOWS
	US $ Six Months Ended January 31, 2003 (unaudited)	US $ Year Ended July 31, 2002

CASH USED IN OPERATING ACTIVITIES
Net loss	$(2,425)	$(2,026)
	(2,425)	(2,026)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET DECREASE IN CASH	(2,425)	(2,026)

CASH, BEGINNING OF THE PERIOD	8,974	11,000

CASH, END OF THE PERIOD	$6,549	$8,974

(The accompanying notes are an integral part of these financial statements) F-5

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended January 31, 2003

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

(a)     Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

(b)     Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated accounts.

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

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended January 31, 2003

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

At January 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(g)     Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determinate if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at January 31, 2003.

(h)     Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

(i)     Provision for Taxes

At January 31, 2003, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

(k)     Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had not incurred any revenue for the six months ended January 31, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended January 31, 2003

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

To meet our need for cash we are attempting to raise money from a public offering. We cannot guaranty that we will be able to raise enough money through the offering to stay in business and we do not know how long we can satisfy our cash requirements. Whatever money we do raise will be applied to exploration. If we do not raise all of the money we need from the offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. They are willing to review their decision in the future after they have had an opportunity to see how much money has been raised in the offering in order to determine if there is a need for additional commitments by them. Even if there is a need for additional money, there is no assurance that the officers and directors will loan additional money to us. At the present time, we have not made any arrangements to raise additional cash, other than through the offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this section, we have no other financing plans.

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

* *	more extensive trenching more advanced geophysical work

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from October 5, 2000 to January 31, 2003 was $26,000. This is comprised of $16,000 paid to our attorney, Conrad C. Lysiak to incorporate us and to begin preparation of our registration statement. We owe Mr. Lysiak an additional $4,000 which is due. Other than the legal fees paid to Mr. Lysiak, no other legal fees have been incurred in connection with our registration statement. No shares of our stock have been issued to Mr. Lysiak or to anyone for legal services. In addition, we paid $3,145 to our auditor, John J. Geib; we paid $4,261 for exploration expenses; and, we paid $53 for administrative expenses. Exploration expenses include filing fees for the claims, travel expenses related to claim staking and test sampling.

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

Liquidity and capital resources

As of the date of January 31, 2003, we have yet to generate any revenues from our business operations.

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

Since our inception, Messrs Brandys and Hopper have paid expenses for us in the total sum of $23,000, which included organizational and start-up costs and operating capital.

As of January 31, 2003, our total assets were $6,549 and our total liabilities were $11,000.

Item 3.   Controls and Procedures.

Alan Brandys, Principal Executive Officer and Principal Financial Officer of Zeolite Exploration Company, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March, 2003.

ZEOLITE EXPLORATION COMPANY (Registrant)
BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Zeolite Exploration Company (the "Company") on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Alan Brandys, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 6th day of March, 2003.

/s/ Alan Brandys Alan Brandys Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, Alan Brandys, certify that:

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

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 6th day of March, 2003.

/s/ Alan Brandys Alan Brandys Principal Executive Officer and Principal Financial Officer