Form 10QSB
period 2003-04-30
ZEOLITE EXPLORATION CO
filed 2003-06-12
CIK 1160165

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from Commission file number	__________ 333-74670	to	_________

ZEOLITE EXPLORATION COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I.

ITEM 1.       FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of Zeolite Exploration Company (an exploration stage company) as of April 30, 2003 and the related statements of operations, shareholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

Calgary, Alberta	/s/ John Geib
May 22, 2003	Chartered Accountant

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	US $	US $
	April 30,	July 31,
	2003	2002
	(unaudited)
ASSETS
CURRENT
Cash	$128,037	$8,974
LIABILITIES
CURRENT
Accounts payable	$6,279	$11,000
SHAREHOLDERS' EQUITY
SHARE CAPITAL
Common stock, 100,000,000 shares authorized;
$0.00001 par value; 6,275,000 and 5,000,000 shares
issued and outstanding	63	50
Additional paid in capital	402,437	274,950
Accumulated deficit during exploration state	(280,742)	(277,026)
	121,758	(2,026)
	$128,037	$8,974

(The accompanying notes are an integral part of these financial statements) F-2

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

		US $				US $
		Three Months Ended				Nine Months Ended
		April 30,				April 30,
		2003		2002		2003		2002
		(unaudited)				(unaudited)

REVENUE		$-		$-		$-		$-
EXPENSES
Consulting services provided by officers		-		-		-		1,293
General and administrative expenses		1,291		-		3,716		7
NET LOSS FOR THE PERIOD		$(1,291)		$-		$(3,716)		$(1,300)
NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$	NIL	$	NIL	$	NIL	$	NIL
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING BASIC AND
DILUTED		5,196,562		5,000,000		5,064,081		5,000,000

(The accompanying notes are an integral part of these financial statements) F-3

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
For the Nine Months Ended April 30, 2003

	US $ Common Stock Number of Shares	US $ Additional Paid-in Amount	US $ Deficit Accumulated During Exploration Capital Stage		US $ Total
Issuance of common stock for
mining claims and officers'
compensation at $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Period Ended July 31, 2001	-	-	-	(275,000)	(275,000)

Balance, July 31, 2001	5,000,000	50	274,950	(275,000)	-

Nine Months Ended April 30, 2002	-	-	-	(1,300)	(1,300)

Balance, April 30, 2002	5,000,000	50	274,950	(276,300)	(1,300)

Three Months Ended July 31, 2002	-	-	-	(726)	(726)

Balance, July 31, 2002	5,000,000	50	274,950	(277,026)	(2,026)
Issuance of common stock for cash
consideration at $0.10 per share	1,275,000	13	127,487	-	127,500
Nine months Ended April 30, 2003	-	-	-	(3,716)	(3,716)
Balance, April 30, 2003	6,275,000	$63	$402,437	$(280,742)	$121,758

(The accompanying notes are an integral part of these financial statements) F-4

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

	US $		US $
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

CASH USED IN OPERATING ACTIVITIES
Net loss	$(1,291)	$-	$(3,716)	$(1,300)
Changes in non-cash working capital
Decrease in trade payables	(4,721)	-	(4,721)	-
	(6,012)	-	(8,437)	(1,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common
stock	127,500	-	127,500	-
CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-	-
NET INCREASE (DECREASE) IN CASH	121,488	-	119,063	(1,300)
CASH, BEGINNING OF THE PERIOD	6,549	9,700	8,974	11,000
CASH, END OF THE PERIOD	$128,037	$9,700	$128,037	$9,700

(The accompanying notes are an integral part of these financial statements) F-5

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS Unaudited For the Nine Months Ended April 30, 2003

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

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS Unaudited For the Nine Months Ended April 30, 2003

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

At April 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(g)       Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determinate if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at April 30, 2003.

(h)       Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS Unaudited For the Nine Months Ended April 30, 2003

(i)       Provision for Taxes

At April 30, 2003, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

(k)       Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had not incurred any revenue for the nine months ended April 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In April 2003, 1,275,000 shares of common stock were issued for a cash consideration in the amount of $127,500. These shares were issued pursuant to exemption from registration contained in Section 3(b) of the Securities Act of 1933.

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from October 5, 2000 to April 30, 2002 was $280,742.

The costs are based upon our out-of-pocket cost, i.e. the amount of money we had to pay for the services. The costs of organization was paid by our officers and directors and have been accrued as a loan in the amount of $6,279 which must be repaid, however, the proceeds of the public offering will not be used to repay the $6,279. Revenues generated from the operations will be used to repay the $6,279, if and when revenues are ever generated.

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

As of April 30, 2003, our total assets were $128,037 and our total liabilities were $6,279.

ITEM 3.       CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO certifications

Appearing immediately following the signatures section of this quarterly report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure controls and internal controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the effectiveness of controls

Our management, including our CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that the controls are inadequate, they will be changed.

Scope of the controls evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our Disclosure Controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.

Item 2.       Changes in Securities and Use of Proceeds.

Our registration statement was declared effective by the SEC on November 29, 2002. In April 2003, we completed our public offering and sold 1,275,000 shares of common stock at an offering price of $0.10 per share for a total of $127,500. No underwriter was involved in the offering. As of April 30, 2003 no proceeds had been paid to anyone.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of June, 2003.

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

Dated this 12th day of June, 2003.

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

Dated this 12th day of June, 2003.

/s/ Alan Brandys Alan W. Brandys Chief Executive Officer and Chief Financial Officer