Form 10KSB
period 2003-07-31
ZEOLITE EXPLORATION CO
filed 2003-10-28
CIK 1160165

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - July 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-74670

ZEOLITE EXPLORATION COMPANY
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

2272 West Seventh Avenue
Suite 318
Vancouver, British Columbia
Canada V6K 1Y2
(Address of principal executive offices, including zip code.)

(604) 731-7040
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year July 31, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of October 20, 2003, the value was $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 20, 2003: 6,275,000

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

General

We were incorporated in the State of Nevada on May 11, 2001. We intend to explore for zeolite on the property. We maintain our statutory registered agent's office at 3110 East Sunset Road, Suite H-1, Las Vegas, Nevada 89120 and our business office is located at 2272 West Seventh Avenue, Suite 318, Vancouver, British Columbia, Canada V6K 1Y2. Our telephone number is (604) 731-7040. Our offices are located in the home of Alan Brandys and are used rent free.

We intend to explore for zeolite on the property.

We may not have enough money to complete our exploration of the property. Because we are exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on the property. It could cost as little as $10,000 and as much as $140,000 to find out.

Background

In October 2000, Douglas Hopper, our vice president, secretary, and a member of the board of directors, staked one mineral property containing two mining claims in British Columbia, Canada. The claims are recorded in Mr. Hopper's name to avoid incurring additional fees and expenses, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Hopper transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Hopper will be liable to us for monetary damages for breach of his warranty of title. We, however, are confident and comfortable in our belief that Mr. Hopper will not try to transfer the title to the property to a third person. Title is held in Mr. Hopper's name because under British Columbia provincial law, only residents of British Columbia can hold title to British Columbia mining claims. In the case of a corporation, it must be incorporated under the laws of British Columbia. Therefore, in order to transfer title to the property from Mr. Hopper to us, we will have to incorporate a wholly owned British Columbia corporation and obtain audited financial statements for the subsidiary.

We believe to do so at this time is a waste of money. We have decided that if zeolite is discovered on the property and it is economical to remove the zeolite, we will incorporate the subsidiary and transfer the title to the wholly owned subsidiary corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

We must pay fees in order to maintain our claims. We have paid those fees. The fees are CDN$150.00 per year.

To date we have not performed any work on the property. We have not conducted any surveying. We have only staked the property and observed the surface characteristics of the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until exploration is done and a comprehensive evaluation concludes it is economically feasibility to remove the mineralized material. Until we have discovered zeolite and determined it is economically feasible to remove the zeolite, we cannot determine the remaining steps required before zeolite retrieval can commence.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the property, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown. Our claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. There are no native land claims that affect our title to the property.

The claims

The property consists of two claims, the Cash 5 and Cash 6 Claim.

The Cash 5 Claim, legal tenure number 359687, was recorded in October 1997 and expires October 11, 2004, if not renewed. The Cash 6 Claim, legal tenure number 381904, was recorded in November 2000 and expires on November 1, 2005, if not renewed.

The Cash 6 Claim, legal tenure number 381904, was recorded in November 2000 and expires on November 3, 2004, if not renewed. The Cash 6 Claim can be renewed by the payment of a fee of CDN$150.00 per year or the performance of work thereon. The claim is a 500 by 500 meter, two post claim.

Location and access

As we said, the property consists of two claims containing 124 acres. The claims are located 2.5 miles northwest of the town of Princeton, British Columbia and covers a portion of the western slopes of Mount Miner. Princeton is located approximately 185 miles east of Vancouver, British Columbia on the Southern TransProvincial Highway No. 3.

Access to the property from Princeton is via Highway 5A northward to the Old Hedley Road then east approximately 550 yards to the Dear Valley or Summerland Road. This road is taken for approximately 5 miles northward and eastward to the western slope of Mount Miner and the east-west claim line of the property.

Property geology

The major type of rock found on the property is volcanic. Zeolites occur naturally in basic volcanic rocks as cavity filings, probably as a result of deposition by fluids and vapors. Both of our officers and directors have been on the property on a number of occasions and observed porous rocks on the property. They picked up some of the rocks and had them assayed. The results were that the rocks were volcanic in origin and contained zeolites. Other than the foregoing, no rock formations and mineralization of potential economic significance was observed by our officers and directors on the property.

Douglas Hopper, one of our officers and directors, was originally prospecting for gold on the property. He did not observe any indication of gold on the property. He took samples for assaying and found from the assay report that the sample contained zeolites. From this report, our officers and directors decided to explore for zeolites. Other than the foregoing, no technical information was used for the selection of the property. The decision to select the property was made soley by our officers and directors.

Condition of the property

The property is undeveloped. There are no plants or equipment located thereon. There are no mines, open pits or underground workings on the property. There is no power source on the property. We intend to use gasoline powered generators for electricity when we begin exploration.

The lease granted from the Crown is recorded in the name of Douglas Hopper but we hold an unrecorded lease to the claims. The claims are comprised of two unpatented mining claims containing 124 acres. There are no mortgages, liens or other encumbrances against the property.

There are no general competitive conditions to which the properties are subject. We are the only entity that can explore the property.

The property is entirely undeveloped and in the opinion of management does not need insurance coverage.

Zeolite in general

Zeolite is any member of a family of hydrated aluminosilicate minerals that contain alkali and alkaline-earth metals. Zeolite is noted for its ability toward ion-exchange and reversible dehydration. Zeolite is used in the separation of hydrocarbons, such as in petroleum refining; drying of gases and liquids; and, pollution control by selective molecular absorption.

Our proposed exploration program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our properties. We intend to retain Timothy L. Sadlier-Brown, a consulting exploration geologist and partner in the firm of Nevin Sadlier-Brown Goodbrand Ltd., consulting geologist. We also intend to retain Larry Sookochoff, mining engineer and owner of Sookochoff Consultants Inc. While we intend to retain both, we have not entered into any formal agreement with them.

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

Competitive factors

The zeolite mining industry is fragmented. We compete with other exploration companies looking for zeolite. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the zeolite mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from the property. Readily available zeolite markets exist in Canada and around the world for the sale of zeolite. Assuming the property is inundated with zeolites, of which there is absolutely no assurance, we will be able to sell all of the zeolite produced therefrom.

Natural zeolite is used for pet litter, animal fee supplement, soil conditioner, soil absorbtion, fertilizer carrier, oil absorbent, odor control, aquaculture, horticulture applications, desiccants, gas absorbents, catalysts, and water purification. Approximately 50% of natural zeolite is used for cat litter.

We plan to sell any zeolite removed from the property to one or more wholesale producers. We intend to sell our zeolite to Allie's Wholesale, Fraser Valley Greenhouse Supply or Pacific Northwest Garden Supply which are located in Vancouver, British Columbia or the state of Washington.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. 2. 3.	Health and Safety Archaeological Sites Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property. We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. Prior to disturbing the surface area, we will have to submit a plan to the British Columbia Inspector of Mines describing our plan for exploration. That plan is set forth therein as Phases 1, 2, and 3. After the plan is reviewed, a permit is issued for exploration. We do not anticipate the discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law upon termination of our operations. The cost of restoring the land to its pre-exploration condition cannot be determined until we abandon the property, if ever. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs until such time as we have conducted our exploration.

Employees

Currently, our only employees are our officers and directors. Our officers and directors are part-time employees devoting approximately 25% of their time to our operations. Their duties will be to handle our day-to-day administration. We intend to hire third party independent contractors for geology, engineering, actual surveying, excavating and mining property. The third party independent contractors will be under our officers and directors supervision. As of today's date, we have not selected geologists, engineers, surveyors or excavators.

Employees and employment agreements

At present, we have no employees, other than Messrs Brandys and Hopper, our officers and directors, who were compensated for their services. Messrs Brandys and Hopper do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

Risks associated with Zeolite Exploration:
  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.

  We lack an operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations. We were incorporated May 11, 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $293,031. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	our ability to find zeolites on the property our ability to generate revenues our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of the property. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

  We have no known ore reserves and we cannot guarantee we will find any zeolite or if we find zeolite that production will be profitable. If that happens we will have to cease operations. We have no known ore reserves. We have not identified any zeolite on the property and we cannot guarantee we will ever find any zeolite. Even if we find that there is zeolite on the property, we cannot guarantee that we will be able to recover the zeolite. Even if we recover zeolite, we cannot guarantee that we will make a profit. If we can't find zeolite or it is not economical to recover the zeolite, we will have to cease operations.

  Rain and snow make the road leading to the property impassable during four months of the year. This will delay our proposed exploration operations which could prevent us from generating revenues. Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause roads leading to the property to be impassible during four months of the year. When roads are impassible, we are unable to work and as a consequence, unable generate revenues.

  Because our officers and directors will only be devoting 25% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration. Because our officers and directors will only be devoting 25% of their time to our operations, our operations may be sporadic and occur at times which are convenient to officers and directors. As a result, exploration of the property may be sporadic, interrupted or suspended.

  Because title to the property we intend to explore is held in the name of another person, if he transfers the property to someone other than us, we will cease operations. Title to the property we intend to explore is not held in our name. Title to the property is recorded in the name of Douglas Hopper. If Mr. Hopper transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not be able to explore the property and we will have to cease operations.

  Because our officers and directors own more than 50% of the outstanding shares, they will be able to decide who will be directors and you may not be able to elect any directors. Messrs. Brandys and Hopper own 5,000,000 shares and control us. As a result, Messrs. Brandys and Hopper will be able to elect all of our directors and control our operations.

  Because there is no public trading market for our common stock, you may not be able to resell your stock. There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

  Our officers and directors have conflicts of interest in that they are officers and directors of other companies which will prevent them from devoting full-time to our operations which may affect our operations. Our officers and directors have conflicts of interest in that they are officers and directors of other companies. Messrs Brandys and Hopper's other activities will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.

In October 2000, Douglas Hopper, our vice president, secretary and a member of the board of directors acquired one mineral property containing two mining claims in British Columbia, Canada. The claims are recorded in Mr. Hopper's name to avoid incurring additional fees and expenses, however, title to the claims has been conveyed to us by an unrecorded deed. To date we have not performed any work on our property. The claims are located 2.5 miles northwest of the town of Princeton, British Columbia.

Our administrative office is located at 2272 West Seventh Avenue, Suite 318, Vancouver, British Columbia, Canada V6K 1Y2. Our telephone number is (604) 731-7040. Our offices are located in the home of Alan Brandys and are used rent free. Our registered statutory office is located at 3110 East Sunset Road, Suite H-1, Las Vegas, Nevada 89120.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Of the 6,275,000 shares of common stock outstanding as of October 20, 2003, 5,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At October 20, 2003, there were 106 shareholders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Status of our public offering

On November 27, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-74670, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

We completed our public offering. We sold 1,275,000 shares for proceeds of $127,500. Since April 30, 2003, we have spent $16,284 on the following party payables: exploration fees were $10,108; legal fees were $5,279; accounting fees were $890; and bank fees were $12.

From the effective date of the registration statement, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid.

From the effective date of the registration statement, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL AND RESULT OF OPERATIONS.

Financial Condition, Liquidity and Capital Resources

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in Zeolite Exploration.

We will be conducting research in the form of exploration of our property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

From Inception on May 11, 2001

We acquired one property containing two claims. We have staked the property and have begun Phase I of our exploration plan.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2001. This was accounted for as a compensation expense of $253,000 and advances and reimbursement expenses of $22,000 and we have raised $127,500 from our public offering.

As of July 31, 2003, our total assets were $111,748 and our total liabilities were $2,279.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

ZEOLITE EXPLORATION COMPANY
 (An Exploration Stage Company)

July 31, 2003

Page
INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Shareholders' Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-7

INDEPENDENT AUDITOR'S REPORT

To Board of Directors and Stockholders of:
Zeolite Exploration Company

I have audited the accompanying balance sheets of Zeolite Exploration Company (an exploration stage company) as of July 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Exploration Company as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Calgary, Alberta	/s/ John Geib
October 7, 2003	Chartered Accountant

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) BALANCE SHEETS
	US $	US $
July 31,	2003	2002
ASSETS

CURRENT
Cash	$111,748	$8,974

LIABILITIES

CURRENT
Accounts payable	$2,279	$11,000

SHAREHOLDERS' EQUITY

SHARE CAPITAL
Common stock, 100,000,000 shares authorized;
$0.00001 par value;
6,275,000 and 5,000,000 shares issued and outstanding	63	50

Additional paid in capital	402,437	274,950

Accumulated deficit during exploration state	(293,031)	(277,026)

	109,469	(2,026)

	$111,748	$8,974

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) STATEMENTS OF OPERATIONS

		US $	US $
For the Years Ended July 31,		2003	2002

REVENUE		$-	$-

EXPENSES

Consulting services provided by officers		-	1,293
Exploration fees		10,108	-
General and administrative expenses		5,897	733

NET LOSS FOR THE YEAR		$(16,005)	$(2,026)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$	NIL $	NIL

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING BASIC AND DILUTED		5,369,299	5,000,000

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended July 31, 2003 and 2002

		US $	US $	US $	US $
				Deficit
	Common			Accumulated
	Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Balance, July 31, 2001	5,000,000	$50	$274,950	$(275,000)	$-

Year Ended July 31, 2002	-	-	-	(2,026)	(2,026)

Balance, July 31, 2002	5,000,000	50	274,950	(277,026)	(2,026)

Issuance of common stock for cash consideration at $0.10 per share	1,275,000	13	127,487	-	127,500

Year Ended July 31, 2003	-	-	-	(16,005)	(16,005)

Balance, July 31, 2003	6,275,000	$63	$402,437	$(293,031)	$109,469

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
	US $	US $
For the Years Ended July 31,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,005)	$(2,026)
Changes in non-cash working capital
Decrease in trade payables	(8,721)	-
	(24,726)	(2,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,500	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	102,774	(2,026)

CASH, BEGINNING OF THE YEAR	8,974	11,000

CASH, END OF THE YEAR	$111,748	$8,974

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS For the Years Ended July 31, 2003 and 2002

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

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS For the Years Ended July 31, 2003 and 2002

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

At July 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(g)   Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determinate if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at July 31, 2003.

(h)   Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

(i)   Provision for Taxes

At July 31, 2003, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

(k)   Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had not incurred any revenue for the year ended July 31, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

  COMMON STOCK

  In April 2003, 1,275,000 shares of common stock were issued for a cash consideration in the amount of $127,500. These shares were issued pursuant to exemption from registration contained in Section 3(b) of the Securities Act of 1933.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended July 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Positions
Alan W. Brandys 6211 Boundary Dr. West, Unit 16 Surrey, B.C. Canada V3X 3G7	46	president, treasurer, principal accounting officer and a member of the board of directors
Douglas Hopper 203 - 828 W. Hastings St. Vancouver, B.C. Canada V6C 1C8	66	vice president, secretary and a member of the board of directors

All directors have a term of office expiring at the next annual general meeting of our company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Alan W. Brandys has been our president, treasurer, principal accounting officer and a member of our board of directors since inception. Since October 2000, Mr. Brandys has been president, treasurer and a director of Zeolite Mining Corporation, an exploration company located in Vancouver, British Columbia. Since March 1994, Mr. Brandys has been self-employed as a financial consultant. Since October 1997, Mr. Brandys has been a director of Canica Mineral Development Inc., a British Columbia corporation located in Vancouver. Canica Mineral is engaged in the business of exploration. From April 1994 to April 1998, Mr. Brandys was a development consultant for Miranda Incorporated, an oil and gas corporation located in Independence, Kansas. Mr. Brandys was a co-founder and from March 1993 to May 1998, a director of Autotech Protection Systems Inc. located in Edmonton, Alberta, Canada. Autotech Protection was engaged in the business of car detailing for new car dealers. From June 1988 to July 1990, Mr. Brandys was vice president of marketing of Telesis Corporation Inc., Edmonton, Alberta, Canada. Telesis Corporation was engaged in the business of manufacturing environmental safe properties. From January 1983 to April 1988, Mr. Brandys was senior stockbroker at First Commonwealth Securities Corporation, Edmonton, Alberta, Canada. From January 1981 to January 1983, Mr. Brandys was Director of Technology at Caribou Hydrocarbon Products Ltd., Vancouver, British Columbia. Caribou Hydrocarbon Products was engaged in the extraction of byproducts from wood chips. Mr. Brandys holds a Master of Business Administration degree from the University of British Columbia and a Bachelor of Science degree in biology from the University of British Columbia. Mr. Brandys will devote 25% of his time to our operation.

Douglas H. Hopper has been our vice president, secretary and a member of our board of directors since inception. Since October 2002, Mr. Hopper has been secretary and a director of Zeolite Mining Corporation, an exploration company located in Vancouver, British Columbia. Since January 1991, Mr. Hopper has been prospecting for zeolite, platinoids, copper and gold. Mr. Hopper will devote 25% of his time to our operation. Mr. Hopper was previously employed by Kennecot Mining in Houston, British Columbia from February 1969 to June 1971 and Falconbidge Mining, Sudbury, Ontario from March 1963 to April 1964. While at Kennecot, Mr. Hopper was employed as a mining technologist. His duties included logging core, soil sampling, surveying, and supervision of diamond drilling. While at Falconbridge, Mr. Hopper was employed as a mining technologist. His duties included logging and drilling core, taking metallurgical samples, and ore body calculation. Mr. Hopper holds a degree in Mining Technology from Haileybury Mining School, Haileybury, Ontario, Canada (1966). Mr. Hopper's technical expertise is derived from his on-the-job experience. He has no formal training in the area of mineral exploration.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

We are not subject to section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

Alan W. Brandys

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the three most recent fiscal years.

Summary Compensation Table [1]

Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Names Executive Officer and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	Other Annual Compen- sation (US$)

Alan W. Brandys President	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 136,753	0 0 0	0 0 0

Douglas Hopper Secretary	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 136,753	0 0 0	0 0 0

[1]   All compensation received by the officers and directors has been disclosed.

We have not paid any salaries in 2002, none in 2003, and we do not anticipate paying any salaries at any time in 2004. We will not begin paying salaries until we have adequate funds to do so.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2004. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 20, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of beneficial owner	Number of shares	Percentage of ownership

Alan W. Brandys	2,500,000	39.84%

Douglas H. Hopper	2,500,000	39.84%

All officers and directors as a group (2 persons)	5,000,000	79.68%

[1]   Messrs Brandy and Hopper are our only promoters.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2001, we issued a total of 5,000,000 shares of restricted common stock to Alan W. Brandys and Douglas H. Hopper, officers and directors of our company. This was accounted for as a compensation expense of $253,000 and advances and reimbursement expenses of $22,000.

Since our inception, Messrs. Brandys and Hopper, advanced loans to us and paid expenses on our behalf in the total sum of $23,300, which were used for organizational and start-up costs and operating capital. The advances in the amount of $22,000 were repaid as a portion of the stock issuance, with the balance of $1,300 still owing at April 30, 2002. The loans do not bear interest and have not been paid as of the date hereof.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-74670 on December 6, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	Cash 5 Claim.
10.2	Cash 6 Claim.
10.3	Bill of Sale Absolute.
99.1	Subscription Agreement.

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, John J. Geib, CA, for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $2,800 - John J. Geib, Chartered Accountant
2002 - $2,600 - John J. Geib, Chartered Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - $0 - John J. Geib, Chartered Accountant
2002 - $0 - John J. Geib, Chartered Accountant

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $800 - John J. Geib, Chartered Accountant
2002 - $800 - John J. Geib, Chartered Accountant

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - $0 - John J. Geib, Chartered Accountant
2002 - $0 - John J. Geib, Chartered Accountant

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of October, 2003.

ZEOLITE EXPLORATION COMPANY (Registrant)

BY:	/s/ Alan Brandys Alan W. Brandys President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Alan Brandys Alan W. Brandys	President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors	October 24, 2003

/s/ Douglass Hopper Douglas H. Hopper	Secretary and a member of the Board of Directors	October 24, 2003