Form 10QSB
period 2004-01-31
ZEOLITE EXPLORATION CO
filed 2004-03-10
CIK 1160165

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission File Number 001-31937

ZEOLITE EXPLORATION COMPANY (Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes	[X]	No	[ ]

==================================================================================

PART I.

Item. 1 - Financial Statements

ZEOLITE EXPLORATION COMPANY

(An Exploration Stage Company)

January 31, 2004

CONTENTS

Page
INDEPENDENT ACCOUNTANTS REVIEW REPORT	F-1

FINANCIAL STATEMENTS
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Shareholders' Equity	F-4
Statement of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-8

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the balance sheet of Zeolite Exploration Company (an exploration stage company) as at January 31, 2004, the statements of operations and cash flows for the three-month and six-month periods then ended, and the statement of shareholders' equity for the six-month period then ended. These financial statements are the responsibility of the Company's management.

I performed my review in accordance with generally accepted standards for a review of interim financial statements by an entity's auditor in Canada and the United States of America. Such an interim review consists principally of applying analytical procedures to financial data, and making enquiries of and having discussions with persons responsible for financial and accounting matters. An interim review is substantially less in scope than an audit, whose objective is the expression of an opinion regarding the financial statements; accordingly, I do not express such an opinion. An interim review does not provide assurance that I would become aware of any or all significant matters that might be identified in an audit.

Based on my review, I am not aware of any material modification that needs to be made for these interim financial statements to be in accordance with accounting principles generally accepted in Canada and the United States of America.

This report is solely for the use of the Audit Committee of Zeolite Exploration Company to assist it in discharging its regulatory obligation to review these financial statements, and should not be used for any other purpose. Any use that a third party makes of this report, or any reliance or decisions made based on it, are the responsibility of such third party. I accept no responsibility for loss or damages, if any, suffered by any third party as a result of decisions made or actions taken based on this report.

Calgary, Alberta	/s/ John Geib
March 1, 2004	Chartered Accountant

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	US$ January 31, 2004 (unaudited)	US$ July 31, 2003

ASSETS
CURRENT
Cash	$107,417	$111,748

LIABILITIES
CURRENT
Accounts payable	$2,132	$2,279

SHAREHOLDERS' EQUITY

SHARE CAPITAL
Common stock, 100,000,000 shares authorized;
$0.00001 par value;
6,275,000 shares issued and outstanding	63	63
Additional paid in capital	402,437	402,437
Accumulated deficit during exploration stage	(297,215)	(293,031)
	105,285	109,469
	$107,417	$111,748

(The accompanying notes are an integral part of these financial statements.)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
	US$				US$
	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2004		2003		2004		2003
	(unaudited)				(unaudited)

REVENUE		$-		$-		$-		$-

EXPENSES
General and administrative expenses		3,142		2,425		4,184		2,425

NET LOSS FOR THE PERIOD		$(3,142)		$(2,425)		$(4,184)		$(2,425)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$	NIL	$	NIL	$	NIL	$	NIL

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING BASIC AND DILUTED		6,275,000		5,000,000		6,275,000		5,000,000

(The accompanying notes are an integral part of these financial statements.)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
For the Six Months Ended January 31, 2004
		US$	US$	US$	US$
				Deficit
	Common			Accumulated
	Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Balance, July 31, 2001	5,000,000	$50	$274,950	$(275,000)	$-

Year Ended July 31, 2002	-	-	-	(2,026)	(2,026)

Balance, July 31, 2002	5,000,000	50	274,950	(277,026)	(2,026)

Six Months Ended January 31, 2003	-	-	-	(2,425)	(2,425)

Balance, January 31, 2003	5,000,000	50	274,950	(279,451)	(4,451)

Issuance of common stock for cash consideration at $0.10 per share	1,275,000	13	127,487	-	127,500

Six Months Ended July 31, 2003	-	-	-	(13,580)	(13,580)

Balance, July 31, 2003	6,275,000	63	402,437	(293,031)	109,469

Six Months Ended January 31, 2004	-	-	-	(4,184)	(4,184)

Balance, January 31, 2004	6,275,000	$63	$402,437	$(297,215)	$105,285

(The accompanying notes are an integral part of these financial statements.)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
	US $		US $
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

CASH USED IN OPERATING ACTIVITIES

Net loss	$(3,142)	$(2,425)	$(4,184)	$(2,425)
Changes in non-cash working capital
Decrease in trade payables	(223)	-	(147)	-
	(3,365)	(2,425)	(4,331)	(2,425)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-

NET DECREASE IN CASH	(3,365)	(2,425)	(4,331)	(2,425)

CASH, BEGINNING OF THE PERIOD	110,782	8,974	111,748	8,974

CASH, END OF THE PERIOD	$107,417	$6,549	$107,417	$6,549

(The accompanying notes are an integral part of these financial statements.)

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended January 31, 2004

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

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended January 31, 2004

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

At January 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(g)     Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determinate if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at January 31, 2004.

(h)     Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

(i)     Provision for Taxes

At January 31, 2004, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

(k)     Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had not incurred any revenue for the six months ended January 31, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ZEOLITE EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended January 31, 2004

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from October 5, 2000 to January 31, 2004 was $297,215.

The costs are based upon our out-of-pocket cost, i.e. the amount of money we had to pay for the services. The costs of organization was paid by our officers and directors and have been accrued as a loan in the amount of $2,132 which must be repaid.

Liquidity and capital resources

As of the date of January 31, 2004, we have yet to generate any revenues from our business operations.

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

In April 2003, we issued 1,275,000 shares of common stock as a result of completing our public offering for a cash consideration of $127,500.

As of January 31, 2004, our total assets were $107,417 and our total liabilities were $2,132.

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

We completed our public offering. We sold 1,275,000 shares for proceeds of $127,500. Since April 30, 2003, we have spent $20,620 on the following party payables: exploration fees were $10,108; legal fees were $5,279; accounting fees were $4,250, securities transfer were $898; office expenses were $61; and bank fees were $24.

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

ITEM 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K.

None.

Exhibits.

31.1

Certification of Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March, 2004.

ZEOLITE EXPLORATION COMPANY (Registrant)

BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.