Form 10QSB
period 2004-04-30
ZEOLITE EXPLORATION CO
filed 2004-06-14
CIK 1160165

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission File Number 001-31937

ZEOLITE EXPLORATION COMPANY (Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

===================================================================================

PART I.

Item. 1 - Financial Statements

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
FINANCIAL STATEMENTS
Unaudited

April 30, 2004

CONTENTS

Page
INDEPENDENT ACCOUNTANTS REVIEW REPORT	1
FINANCIAL STATEMENTS
Balance Sheet	2
Statement of Operations	3
Statement of Shareholders' Equity	4
Statement of Cash Flows	5
Notes to Financial Statements	6 - 8

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the balance sheet of Zeolite Exploration Company (an exploration stage company) as at April 30, 2004, the statements of operations and cash flows for the three-month and nine-month periods then ended, and the statement of shareholders' equity for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

Calgary, Alberta	/s/ John Geib
May 21, 2004	Chartered Accountant

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEET
US $
April 30,	US $
2004	July 31,
(unaudited)	2003

ASSETS
CURRENT
Cash	$106,671	$111,748

LIABILITIES
CURRENT
Accounts payable	$2,185	$2,279

SHAREHOLDERS' EQUITY

SHARE CAPITAL Common stock, 100,000,000 shares
authorized;$0.00001 par value;6,275,000 shares issued
and outstanding Additional paid in capital	63	63
	402,437	402,437
Accumulated deficit during exploration state	(298,014)	(293,031)
	104,486	109,469
	$106,671	$111,748

(The accompanying notes are an integral part of these financial statements)
F-2

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
US $		US $
Three Months Ended		Nine Months Ended
April 30,		April 30,
2004	2003	2004	2003
(unaudited)		(unaudited)

REVENUE		$-		$-		$-		$-

EXPENSES

General and administrative expenses		799		1,291		4,983		3,716

NET LOSS FOR THE PERIOD		$(799)		$(1,291)		$(4,983)		$(3,716)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$	NIL	$	NIL	$	NIL	$	NIL

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING BASIC AND DILUTED		6,275,000		5,196,562		6,275,000		5,064,081

The accompanying notes are an integral part of these financial statements
F-3

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
For the Nine Months Ended April 30, 2004

US $		US $	US $	US $
Deficit
Common			Accumulated
Stock		Additional	During
Number		Paid-in	Exploration
of Shares	Amount	Capital	Stage	Total
Balance, July 31, 2001	5,000,000	$50	$274,950	$(275,000)	$-

Year Ended July 31, 2002	-	-	-	(2,026)	(2,026)

Balance, July 31, 2002	5,000,000	$50	$274,950	$(277,026)	$(2,026)

Issuance of common stock for cash
consideration at $0.10 per share	1,275,000	13	127,487	-	127,500

Nine Months Ended April 30, 2004	-	-	-	(3,716)	(3,716)

Balance, April 30, 2003	6,275,000	63	402,437	(280,742)	121,758

Three Months Ended July 31, 2003	-	-	-	(12,289)	(12,289)

Balance, July 31, 2003	6,275,000	63	402,437	(293,031)	109,469

Nine Months Ended April 30, 2004	-	-	-	(4,983)	(4,983)

Balance, April 30, 2004	6,275,000	$63	$402,437	$(298,014)	$104,486

(The accompanying notes are an integral part of these financial statements)
F-4

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
US $		US $
Three Months Ended		Nine Months Ended
April 30,		April 30,
2004	2003	2004	2003
(unaudited)		(unaudited)

CASH USED IN OPERATING ACTIVITIES
Net Loss	$(799)	$(1,291)	$(4,983)	$(3,716)
Changes in non-cash working capital
Variation in trade payables	53	(4,721)	(94)	(4,721)
	(746)	(6,012)	(5,077)	(8,437)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	127,500	-	127,500
CASH FLOWS FROM INVESTING
ACTIVITIES
	-	-	-	-
NET INCREASE (DECREASE) IN CASH	(746)	121,488	(5,077)	119,063
CASH, BEGINNING OF THE PERIOD	107,417	6,549	111,748	8,974
CASH, END OF THE PERIOD	$106,671	$128,037	$106,671	$128,037

(The accompanying notes are an integral part of these financial statements)
F-5

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended April 30, 2004

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

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended April 30, 2004

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

  At April 30, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

  (g)      Impaired Asset Policy

  In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determinate if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at April 30, 2004.

  (h)      Exploration Costs

  In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

  (i)      Provision for Taxes

  At April 30, 2004, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended April 30, 2004

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

  (k)      Going Concern

  The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had not incurred any revenue for the nine months ended April 30, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our proposed exploration program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our properties. We intend to retain Timothy L. Sadlier-Brown, a consulting exploration geologist and partner in the firm of Nevin Sadlier-Brown Goodbrand Ltd., consulting geologist. We also intend to retain Larry Sookochoff, mining engineer and owner of Sookochoff Consultants Inc. While we intend to retain both, we have not entered into any formal agreement with them at this point.

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

Phase 1 will take about 1 to 2 years and cost up to $20,000.

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from October 5, 2000 to April 30, 2004 was $ 298,014

The costs are based upon our out-of-pocket cost, i.e. the amount of money we had to pay for the services. The costs of organization was paid by our officers and directors and have been accrued as a loan in the amount of $2,185 which must be repaid.

Liquidity and capital resources

As of the date of April 30, 2004, we have yet to generate any revenues from our business operations.

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

As of April 30, 2004, our total assets were $ 106,671 and our total liabilities were $2,185.

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

We completed our public offering. We sold 1,275,000 shares for proceeds of $127,500. Since April 30, 2003, we have spent $21,366 on the following party payables: exploration fees were $10,108; legal fees were $5,279; accounting fees were $4,990, securities transfer were $898; office expenses were $61; and bank fees were $30.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2004.

ZEOLITE EXPLORATION COMPANY (Registrant)

BY:	/s/ Alan Brandys
Alan Brandys President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.