Form 10KSB
period 2004-07-31
ZEOLITE EXPLORATION CO
filed 2004-11-12
CIK 1160165

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - July 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-74670

ZEOLITE EXPLORATION COMPANY
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#16 - 6211 Boundary Drive West
Surrey, British Columbia
Canada V3X 3G7
 (Address of principal executive offices, including zip code.)

(604) 731-7040
 (telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year July 31, 2004: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of November 12, 2004, the value was $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2004: 6,275,000

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

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

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

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

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

*	our ability to find zeolites on the property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

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

Our administrative office is located at #16 - 6211 Boundary Drive West, Surrey, British Columbia, Canada V6K 1Y2. Our telephone number is (604) 731-7040. Our offices are located in the home of Alan Brandys and are used rent free. Our registered statutory office is located at 3110 East Sunset Road, Suite H-1, Las Vegas, Nevada 89120.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2004.

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

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Of the 6,275,000 shares of common stock outstanding as of November 12, 2004, 5,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At November 12, 2004, there were 106 shareholders of record.

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

As of July 31, 2004, our total assets were $106,671 and our total liabilities were $3,015.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
July 31, 2004

Page
INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Shareholders' Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-7

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zeolite Exploration Company
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Zeolite Exploration Company (incorporated in Nevada) as at July 31, 2004 and the related statements of operations, cash flows and stockholders' equity for the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Exploration Company as at July 31, 2004 and the results of its operations and its cash flows for the year ended July 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Zeolite Exploration Company as of July 31, 2003 were audited by another auditor whose report dated October 7, 2003, expressed a qualified opinion on those financial statements.

Toronto, Ontario, Canada	SCHWARTZ LEVITSY FELDMAN LLP
September 23, 2004	Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M5A 2X1
Tel	416 785 5353
Fax:	416 785 5663

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS
	US $	US $
July 31,	2004	2003

ASSETS

CURRENT
Cash	$106,671	$111,748

LIABILITIES

CURRENT
Accounts payable	$3,015	$2,279

SHAREHOLDERS' EQUITY

SHARE CAPITAL
Common stock, 100,000,000 shares authorized;
$0.00001 par value;
6,275,000 shares issued and outstanding	63	63

Additional paid in capital	402,437	402,437

Accumulated deficit	(298,844)	(293,031)

	103,656	109,469

	$106,671	$111,748

(The accompanying notes are an integral part of these financial statements)

F-2

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
	US $	US $	US $
			Cumulative
			Since
			Inception
For the Years Ended July 31,	2004	2003

REVENUE	$-	$-	$-

EXPENSES
Consulting services provided by officers	-	-	254,793
Legal fees	-	-	20,000
Exploration fees	-	10,108	10,108
General and administrative expenses	5,813	5,897	13,943

NET LOSS FOR THE YEAR	$(5,813)	$(16,005)	$(298,844)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$ NIL	$ NIL

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	6,275,000	5,369,299

(The accompanying notes are an integral part of these financial statements)

F-3

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended July 31, 2004 and 2003

		US $	US $	US$	US $
				Deficit
	Common			Accumulated
	Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Balance, July 31, 2002	5,000,000	$50	$274,950	$(277,026)	$(2,026)

Issuance of common stock for cash
consideration at $0.10 per share	1,275,000	13	127,487	-	127,500

Net loss, Year Ended July 31, 2003	-	-	-	(16,005)	(16,005)

Balance, July 31, 2003	6,275,000	63	402,437	(293,031)	109,469

Net loss, Year Ended July 31, 2004	-	-	-	(5,813)	(5,813)

Balance, July 31, 2004	6,275,000	$63	$402,437	$(298,844)	$103,656

(The accompanying notes are an integral part of these financial statements)

F-4

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	US $	US $	US $
			Cumulative
			Since
			Inception
For the Years Ended July 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,813)	$(16,005)	$(298,844)
Changes in non-cash working capital
Increase (decrease) in trade payables	736	(8,721)	3,015
Adjustments to reconcile net loss to net cash used by
operating activities
Stock issued for services	-	-	275,000
	(5,077)	(24,726)	(20,829)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	127,500	127,500

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(5,077)	102,774	106,671

CASH, BEGINNING OF THE YEAR	111,748	8,974	-

CASH, END OF THE YEAR	$106,671	$111,748	$106,671

(The accompanying notes are an integral part of these financial statements)

F-5

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2004 and 2003

1.	NATURE OF OPERATIONS AND GOING CONCERN

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

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had not incurred any revenue since its inception. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

	(a)	Use of Estimates

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

	(b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation on May 11, 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2004 and 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(c)	Foreign Currency Transactions

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

	(d)	Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

	(e)	Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

	(f)	Provision for Taxes

At July 31, 2004, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

	(g)	Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per shares was the same, as there were no common stock equivalents outstanding.

	(h)	Financial Instruments

The Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

	(i)	Recent Accounting Pronouncements

SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 141 requires that companies use only the purchase method for acquisitions occurring after June 30, 2001. SFAS No. 142 required that goodwill and intangible assets acquired after June 30, 2001 should no longer be amortized but reviewed annually for impairment.

SFAS No. 143 - Accounting for Asset Retirement Obligations - this standard requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2001.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2004 and 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(i)	Recent Accounting Pronouncements (continued)

SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121 - Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable. The provisions of this statement are effective for consolidated financial statements issued for fiscal years beginning after December 15, 2001.

SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No.147 - Acquisition of certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

SFAS No. 148 - Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

SFAS No. 149 - Amendment of SFAS 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, accounting for derivative instruments and hedging activities.

SFAS No. 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2004 and 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Recent Accounting Pronouncements (continued)

The Company has adopted all of the above standards and they do not have a material impact on its financial position, results of operations or cash flows.

3.	COMMON STOCK

In April 2003, 1,275,000 shares of common stock were issued for a cash consideration in the amount of $127,500. These shares were issued pursuant to exemption from registration contained in Section 3(b) of the Securities Act of 1933.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended July 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Positions

Alan W. Brandys	46	president, treasurer, principal accounting officer and a
6211 Boundary Dr. West, Unit 16		member of the board of directors
Surrey, British Columbia
Canada V3X 3G7

Douglas Hopper	66	vice president, secretary and a member of the board of
203 - 828 W. Hastings St.		directors
Vancouver, British Columbia
Canada V6C 1C8

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

Summary Compensation Table [1]

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other	Under	Restricted		Other
Names				Annual	Options/	Shares or		Annual
Executive Officer				Compen-	SARs	Restricted	LTIP	Compen-
and Principal	Year	Salary	Bonus	sation	Granted	Share Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Alan W. Brandys	2004	0	0	0	0	0	0	0
President	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Douglas Hopper	2004	0	0	0	0	0	0	0
Secretary	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

We have not paid any salaries in 2003, none in 2004, and we do not anticipate paying any salaries at any time in 2005. We will not begin paying salaries until we have adequate funds to do so.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2004.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of November 12, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

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

2004 - $3,480 - John J. Geib, Chartered Accountant
2003 - $1,290 - John J. Geib, Chartered Accountant

(2)     Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004 - $0 - John J. Geib, Chartered Accountant
2003 - $0 - John J. Geib, Chartered Accountant

(3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - $0 - John J. Geib, Chartered Accountant
2003 - $0 - John J. Geib, Chartered Accountant

(4)     All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 - $0 - John J. Geib, Chartered Accountant

2003 - $0 - John J. Geib, Chartered Accountant

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November, 2004.

ZEOLITE EXPLORATION COMPANY
(Registrant)

BY:	/s/ Alan W. Brandys
Alan W. Brandys
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Alan W. Brandys	President, Principal Executive Officer,	November 12, 2004
Alan W. Brandys	Treasurer, Principal Financial Officer and member of the Board of Directors

/s/ Douglas H. Hopper	Secretary and a member of the Board of	November 12, 2004
Douglas H. Hopper	Directors