Form 10QSB
period 2004-10-31
ZEOLITE EXPLORATION CO
filed 2004-12-29
CIK 1160165

======================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004

OR

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

(604) 731-7040
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

======================================================================

PART I.

Item. 1 - Financial Statements

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
FINANCIAL STATEMENTS
Unaudited

October 31, 2004

CONTENTS

Page
Balance Sheet	F-1
Statement of Operations	F-2
Statement of Shareholders' Equity	F-3
Statement of Cash Flows	F-4
Notes to Financial Statements	F-5 - F-8

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEET

	US $ October 31, 2004 (Unaudited)	US $ July 31, 2004 (Unaudited)

ASSETS

CURRENT
Cash	$100,028	$106,671

LIABILITIES

CURRENT
Accounts payable	$6,824	$3,015

SHAREHOLDERS' EQUITY

SHARE CAPITAL
Common stock, 100,000,000 shares authorized; $0.00001 par value;
6,275,000 shares issued and outstanding	63	63
Additional paid in capital	402,437	402,437
Accumulated deficit	(309,296)	(298,844)
	93,204	103,656
	$100,028	$106,671

The accompanying notes are an integral part of these financial statements.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	US $	US $	US $
	Three Months Ended October 31,		Cumulative Since Inception
	2004 (unaudited)	2003 (unaudited)	(unaudited)

REVENUE	$-	$-	$-

EXPENSES
Consulting services provided by officers	-	-	254,793
Legal fees	-	-	20,000
Exploration fees	5,000	-	15,108
General and administrative expenses	5,452	1,042	19,395

NET LOSS FOR THE PERIOD	$(10,452)	$(1,042)	$(309,296)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$ NIL	$ NIL

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	6,275,000	6,275,000

The accompanying notes are an integral part of these financial statements.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
Unaudited
For the Three Months Ended October 31, 2004

		US $	US $	US $	US $
	Common Stock		Additional	Deficit Accumulated During
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Total

Balance, July 31, 2003	6,275,000	$63	$402,437	$(293,031)	$109,469

Three Months Ended October 31, 2003	-	-	-	(1,042)	(1,042)

Balance, October 31, 2003	6,275,000	63	402,437	(294,073)	108,427

Nine Months Ended July 31, 2004	-	-	-	(4,771)	(4,771)

Balance, July 31, 2004	6,275,000	63	402,437	(298,844)	103,656

Three Months Ended October 31, 2004	-	-	-	(10,452)	(10,452)

Balance, October 31, 2004	6,275,000	$63	$402,437	$(309,296)	$93,204

The accompanying notes are an integral part of these financial statements.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	US $	US $	US $
	Three Months Ended October 31,		Cumulative Since Inception
	2004 (unaudited)	2003 (unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,452)	$(1,042)	$(309,296)
Changes in non-cash working capital
Increase (decrease) in trade payables	3,809	76	6,824
Adjustments to reconcile net loss to net cash used by operating activities
Stock issued for services	-	-	275,000
	(6,643)	(966)	(27,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	127,500

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(6,643)	(966)	100,028

CASH, BEGINNING OF THE PERIOD	106,671	111,748	-

CASH, END OF THE PERIOD	$100,028	$110,782	$100,028

The accompanying notes are an integral part of these financial statements.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Unaudited
For the Year Ended October 31, 2004

1.	NOTES TO INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

2.	NATURE OF OPERATIONS AND GOING CONCERN

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

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Unaudited
For the Year Ended October 31, 2004

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
	(b)	Exploration Stage Activities

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

At October 31, 2004, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Unaudited
For the Year Ended October 31, 2004

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(i)	Recent Accounting Pronouncements

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

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
Unaudited
For the Year Ended October 31, 2004

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based upon our plan of operations, we believe it will take one to two years to complete our plan of exploration at a cost not exceeding $140,000. The time allocated for each phase considers the terrain of the property, ability to access the property with equipment, and the fact that our officers and directors will only be devoting 25% of their time to our operations.

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

Currently, our only employees are our officers and directors. Our officers and directors are part-time employees devoting approximately 25% of their time to our operations. Their duties will be to handle our day-to-day administration. We intend to hire third party independent contractors to for geology, engineering, actual surveying, excavating and mining the property. The third party independent contractors will be under our officers and directors supervision. As of today's date, we have been contracting Canica Minerals to survey and evaluate our properties.

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from October 5, 2000 to Oct 31, 2004 was $ 309,296

Liquidity and capital resources

As of the date of October 31, 2004, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2001. This was accounted for as a compensation expense of $253,000 and advances and reimbursement by our officers and directors of expenses of $22,000. Since no quoted market price existed for the common stock at the time of transaction, management determined the price of the stock base upon the fair value of the services rendered and expenses reimbursed.

In April 2003, we issued 1,275,000 shares of common stock as a result of completing our public offering for a cash consideration of $127,500.

As of October 31, 2004, our total assets were $ 100,028 and our total liabilities were $6,824.

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

We completed our public offering. We sold 1,275,000 shares for proceeds of $127,500. Since April 30, 2003, we have spent $32,270 on the following party payables: exploration fees were $15,108; legal fees were $1,214; accounting fees were $6,986, audit fees were 6,130, securities transfer were $2,722; and bank fees were $110.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December, 2004.

ZEOLITE EXPLORATION COMPANY
(Registrant)

BY:	/s/ Alan Brandys
Alan Brandys
President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.

BY:	/s/ Doug Hopper
Doug Hopper
Secretary and a member of the Board of Directors.