Form 10QSB
period 2005-01-31
ZEOLITE EXPLORATION CO
filed 2005-03-17
CIK 1160165

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2005

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

(604) 731-7040
 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

====================================================================================

PART I.

Item. 1 - Financial Statements

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
January 31, 2005

CONTENTS

Page
FINANCIAL STATEMENTS
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Shareholders' Equity	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 - F-7

__________________________________________________________________________________

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	US $ January 31, 2005 (unaudited)	US $ July 31, 2004

ASSETS
CURRENT
Cash	$100,028	$106,671

LIABILITIES
CURRENT
Accounts payable	$13,275	$3,015

SHAREHOLDERS' EQUITY
SHARE CAPITAL
Common stock, 100,000,000 shares authorized; $0.00001 par value;
6,275,000 shares issued and outstanding	63	63
Additional paid in capital	402,437	402,437
Accumulated deficit	(315,747)	(298,844)
	86,753	103,656
	$100,028	$106,671

__________________________________________________________________________________

(The accompanying notes are an integral part of these financial statements)

__________________________________________________________________________________

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	US $				US $			US $ Cumulative Since Inception
	Three Months Ended January 31,				Six Months Ended January 31,
	2005		2004		2005		2004

REVENUE		$-		$-		$-	$-	$-

EXPENSES
Consulting services provided by officers		-		-		-	-	254,793
Legal fees		-		-		-	-	20,000
Exploration fees		-		-		5,000	-	15,108
General and administrative expenses		6,451		3,142		11,903	4,184	25,846
NET LOSS FOR THE PERIOD		$(6,451)		$(3,142)		$(16,903)	$(4,184)	$(315,747)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$	NIL	$	NIL	$	NIL	$ NIL

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	6,275,000		6,275,000		6,275,000		6,275,000

__________________________________________________________________________________

(The accompanying notes are an integral part of these financial statements)

_______________________________________________________________________________

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY

__________________________________________________________________________________

		US$	US$	US$	US$
	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total

Inception - May 11, 2001	-	$-	$-	$-	$-

Issuance of Common Stock for Mining Claims and Officers' Compensation	5,000,000	50	274,950	-	275,000

Issuance of Common Stock for Cash Consideration	1,275,000	13	127,487	-	127,500

Net Loss for the Period	-	-	-	(293,031)	(293,031)

Balance, July 31, 2003	6,275,000	63	402,437	(293,031)	109,469

Net Loss for the Period (unaudited)	-	-	-	(4,184)	(4,184)

Balance, January 31, 2004 (unaudited)	6,275,000	63	402,437	(297,215)	105,285

Net Loss for the Period (unaudited)	-	-	-	(1,629)	(1,629)

Balance, July 31, 2004	6,275,000	63	402,437	(298,844)	103,656

Net Loss for the Period (unaudited)	-	-	-	(16,903)	(16,903)

Balance, January 31, 2005 (unaudited)	6,275,000	$63	$402,437	$(315,747)	$86,753

___________________________________________________________________________________

(The accompanying notes are an integral part of these financial statements)

__________________________________________________________________________________

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	US$		US$
	Six Months Ended January 31,		Cumulative Since Inception
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,903)	$(4,184)	$(315,747)
Changes in non-cash working capital
Increase (decrease) in accounts payable	10,260	(147)	13,275
Adjustments to reconcile net loss to net cash used by operating activities
Stock issued for services	-	-	275,000
	(6,643)	(4,331)	(27,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	127,500

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(6,643)	(4,331)	100,028

CASH, BEGINNING OF THE PERIOD	106,671	111,748	-

CASH, END OF THE PERIOD	$100,028	$107,417	$100,028

__________________________________________________________________________________

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results any other interim period or for the fiscal year taken as whole.

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

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that all allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2006. Management does not expect the adoption of SFAS 151 to have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As Such the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2006. Management does not expect the adoption of SFAS 152 to have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended October 31, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued)

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended April 30, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

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

Currently, our only employees are our officers and directors. Our officers and directors are part-time employees devoting approximately 25% of their time to our operations. Their duties will be to handle our day-to-day administration. We intend to hire third party independent contractors for geology, engineering, actual surveying, excavating and mining the property. The third party independent contractors will be under our officers and directors supervision. As of today's date, we have been contracting Canica Minerals to survey and evaluate our properties.

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

To become profitable and competitive, we conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

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

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from October 5, 2000 to January 31, 2005 was $315,747.

Liquidity and capital resources

As of the date of January 31, 2005, we have yet to generate any revenues from our business operations.

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

As of January 31, 2005, our total assets were $100,028 and our total liabilities were $13,275.

ITEM 3. Controls and Procedures

Alan Brandys, Principal Executive Officer and Principal Financial Officer of Zeolite Exploration Company, has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to him as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2005.

ZEOLITE EXPLORATION COMPANY
(Registrant)

BY:	/s/ Alan Brandys
Alan Brandys
President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.

BY:	/s/ Doug Hopper
Doug Hopper
Secretary and a member of the Board of Directors.