Form 10KSB/A
period 2004-07-31
ZEOLITE EXPLORATION CO
filed 2005-04-27
CIK 1160165

FORM 10-KSB/A-1
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of April 19, 2005, the value was $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 19, 2005: 6,275,000

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

PART II

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ZEOLITE EXPLORATION COMPANY

(An Exploration Stage Company)

July 31, 2004 and 2003

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 - F-2
FINANCIAL STATEMENTS
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Shareholders' Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-10

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zeolite Exploration Company
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Zeolite Exploration Company (incorporated in Nevada) as at July 31, 2004 and the related statements of operations, cash flows and stockholders' equity for the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. We did not audit the financial statements of the Company form the date of inception to July 31, 2003, which statements reflect cumulative total assets of $111,748 as of July 31, 2003 and cumulative expenses of $293,031 for the period from inception to July 31, 2003. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to July 31, 2003, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Exploration Company as at July 31, 2004 and the results of its operations and its cash flows for the year ended July 31, 2004 and for the period from inception to July 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

The financial statements of Zeolite Exploration Company as of July 31, 2003 were audited by another auditor whose report dated October 7, 2003, expressed a qualified opinion on those financial statements.

Toronto, Ontario, Canada	SCHWARTZ LEVITSY FELDMAN LLP
September 23, 2004
Chartered Accountants

|	1167 Caledonia Road
|	Toronto, Ontario M6A 2X1
|	Tel:	416 785 5353
|	Fax:	416 785 5663
|

JOHN J. GEIB	CHARTERED ACCOUNTANT	Phone:	259-4519
	Southcentre Executive Tower	Fax:	255-0745
405, 11012 Macleod Trail South
Calgary, Alberta T2J 6A5

INDEPENDENT AUDITORS REPORT

To Board of Directors and Stockholders of:
Zeolite Exploration Company

I have audited the accompanying balance sheets of Zeolite Exploration Company (an exploration stage company) as of July 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception to July 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Exploration Company as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the period from inception to July 31, 2003 in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on May 11, 2001. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Alberta
October 7, 2003	"John J. Geib"
(except for the period from inception to July 31, 2003, which are
as at January 6, 2005)	Chartered Accountant

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS
	US $	US $
July 31,	2004	2003
ASSETS

CURRENT
Cash	$106,671	$111,748

LIABILITIES

CURRENT
Accounts payable	$3,015	$2,279

SHAREHOLDERS' EQUITY

SHARE CAPITAL	63	63
Common stock, 100,000,000 shares authorized;	402,437	402,437
$0.00001 par value;
6,275,000 shares issued and outstanding
Additional paid in capital
Accumulated deficit	(298,844)	(293,031)
	103,656	109,469
	$106,671	$111,748

(The accompanying notes are an integral part of these financial statements)

F-3

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

		US$		US$	US$
					Cumulative
					Since
					Inception
For the Years Ended July 31,		2004		2003

REVENUE		$-		$-	$-

EXPENSES

Consulting services provided by officers		-		-	254,793
Legal fees		-		-	20,000
Exploration fees		-		10,108	10,108
General and administrative expenses		5,813		5,897	13,943

NET LOSS FOR THE YEAR		$(5,813)		$(16,005)	$(298,844)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$	NIL	$	NIL

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED		6,275,000		5,369,299

(The accompanying notes are an integral part of these financial statements)

F-4

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended July 31, 2004 and 2003

		US$	US$	US$	US$
				Deficit
	Common			Accumulated
	Stock		Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Balance, July 31, 2002	5,000,000	$50	$274,950	$(277,026)	$(2,026)

Issuance of common stock for cash	1,275,000	13	127,487	-	127,500
consideration at $0.10 per share

Net loss, Year Ended July 31, 2003	-	-	-	(16,005)	(16,005)

Balance, July 31, 2003	6,275,000	63	402,437	(293,031)	109,469

Net loss, Year Ended July 31, 2004	-	-	-	(5,813)	(5,813)

Balance, July 31, 2004	6,275,000	$63	$402,437	$(298,844)	$103,656

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

F-6

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTE S TO THE FINANCIAL STATEMENTS
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
NOTE S TO THE FINANCIAL STATEMENTS
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
NOTE S TO THE FINANCIAL STATEMENTS
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
NOTE S TO THE FINANCIAL STATEMENTS
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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)   On October 5, 2004, the accounting firm of John Geib, Chartered Accountant was dismissed by the Registrant's Board of Directors as the Registrant's independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Registrant and John Geib. John Geib, Chartered Accountant was dismissed on the grounds of the Company's desire to retain auditors that are registered with the Public Company Accounting Oversight Board (United States).

(b)   The Report of John Geib, Chartered Accountant on the Registrant's financial statements as of and for the years ended July 31, 2003 and 2002 did not contain an adverse, qualified or disclaimer of opinion. However, the Reports did contain an explanatory paragraph wherein John Geib expressed substantial doubt about the Registrant's ability to continue as a going concern.

(c)   The Registrant requested John Geib to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to the Item 4.01 of the Form 8-K report filed on November 5, 2004 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of the Form 8-K report to John Geib on November 4, 2004, via email. On March 17, 2005, John Geib replied and his letter agreeing with the statements and was filed herein previously.

(d)   At its board meeting on September 20, 2004, the Board of Directors of the Registrant engaged Schwartz Levisky Feldman LLP, Chartered Accountants, 1167 Caledonia Road, Toronto, Ontario, Canada, as its independent auditor for its fiscal year ending July 31, 2004. Schwartz Levisky Feldman LLP accepted such appointment on September 20, 2004. Prior to their appointment, the Registrant did not consult with Schwartz Levisky Feldman LLP on any matters related to accounting or the type of opinion they may issue.

(e)   On December 1, 2004, the accounting firm of Schwartz Levitsky Feldman LLP, Chartered Accountant was dismissed by the Registrant's Board of Directors as the Registrant's independent auditors. During the entire time period that Schwartz Levitsky Feldman LLP, Chartered Accountants were the Registrant's auditors, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Registrant and Schwartz Levisky Feldman LLP, Chartered Accountants. Schwartz Levitsky Feldman LLP, Chartered Accountants were dismissed because the Company determined that it was in its best interests to retain a U.S. based auditor that is registered with the Public Company Accounting Oversight Board (United States).

(f)   The report of Schwartz Levitsky Feldman LLP, Chartered Accountants on the Registrant's financial statements as of and for the years ended July 31, 2004 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Schwartz Levisky Feldman LLP expressed substantial doubt about the Registrant's ability to continue as a going concern.

(g)   The Registrant requested Schwartz Levitsky Feldman LLP, Chartered Accountants to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to the Item 4.01 of the amended Form 8-K dated March 18, 2005 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of the amended Form 8-K report to Schwartz Levitsky Feldman LLP, Chartered Accountants on March 17, 2005, via email. On March 18, 2005, Schwartz Levitsky Feldman LLP, Chartered Accountants replied and its letter agreeing with the statements and was filed previously.

(h) At its board meeting on December 1, 2004, the Board of Directors of the Registrant engaged Rotenberg & Co., LLP, Certified Public Accountants, 1870 Winton Road South, Suite 200, Rochester, New York, as its independent auditor for its fiscal year ending July 31, 2005. Rotenberg & Co., LLP accepted such appointment on December 1, 2004. Prior to their appointment, the Registrant did not consult with Rotenberg & Co., LLP on any matters related to accounting or the type of opinion they may issue.

PART III

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-K's were filed during the fourth quarter of the fiscal year ending July 31, 2004.

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

The following Exhibits are incorporated herein by reference from our Form 8-K thereto as filed with the Securities and Exchange Commission, SEC file #001-31937 on November 5, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

16.1	Letter from John Geib, Chartered Accountant

The following Exhibits are incorporated herein by reference from our amended Form 8-K thereto as filed with the Securities and Exchange Commission, SEC file #001-31937 on March 18, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

16.1	Letter from John Geib, Chartered Accountant
16.2	Letter from Schwartz Levitsky Feldman LLP, Chartered Accountants

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of April, 2005.

ZEOLITE EXPLORATION COMPANY
(Registrant)

BY:	/s/ Alan W. Brandys
Alan W. Brandys
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Alan W. Brandys	President, Principal Executive Officer,	April 26, 2005
Alan W. Brandys	Treasurer, Principal Financial Officer and member of the Board of Directors

/s/ Douglas H. Hopper	Secretary and a member of the Board of	April 26, 2005
Douglas H. Hopper	Directors