Form 10QSB
period 2005-04-30
ZEOLITE EXPLORATION CO
filed 2005-06-16
CIK 1160165

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission File Number 001-31937

ZEOLITE EXPLORATION COMPANY
 (Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#16-6211 Boundary Drive West
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

PART I.

ITEM. 1 - Financial Statements

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
FINANCIAL STATEMENTS
Unaudited

April 30, 2005

CONTENTS

Page
Balance Sheet	F-1
Statement of Operations	F-2
Statement of Shareholders' Equity	F-3
Statement of Cash Flows	F-4
Notes to Financial Statements	F-5 - F-7

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

	US$	US$
	April 30,	July 31,
	2005	2004
	(unaudited)

ASSETS

CURRENT

Cash	$90,410	$106,671

LIABILITIES

CURRENT

Accounts payable	$6,325	$3,015

SHAREHOLDERS' EQUITY

SHARE CAPITAL

Common stock, 100,000,000 shares authorized;
$0.00001 par value;
6,275,000 shares issued and outstanding	63	63

Additional paid in capital	402,437	402,437

Accumulated deficit	(318,415)	(298,844)
	84,085	103,656
	$90,410	$106,671

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	US$				US$				US$
									Cumulative
	Three Months Ended				Nine Months Ended				Since
	April 30,				April 30,				Inception
	2005		2004		2005		2004

REVENUE		$-		$-		$-		$-	$-

EXPENSES
Consulting services provided by
officers		-		-		-		-	254,793
Legal fees		-		-		-		-	20,000
Exploration fees		-		-		5,000		-	15,108
General and administrative
expenses		2,668		799		14,571		4,983	28,514

NET LOSS FOR THE PERIOD		$(2,668)		$(799)		$(19,571)		$(4,983)	$(318,415)

NET LOSS PER COMMON
SHARE BASIC AND DILUTED	$	NIL	$	NIL	$	NIL	$	NIL

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
BASIC AND DILUTED		6,275,000		6,275,000		6,275,000		6,275,000

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY

		US$	US$	US$	US$
				Deficit
	Common			Accumulated
	Stock	Common	Additional	During
	Number	Stock	Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Inception - May 11, 2001	-	$-	$-	$-	$-

Issuance of Common Stock for Mining
Claims and Officers' Compensation	5,000,000	50	274,950	-	275,000

Issuance of Common Stock for Cash
Consideration	1,275,000	13	127,487	-	127,500

Net Loss for the Period	-	-	-	(293,031)	(293,031)

Balance, July 31, 2003	6,275,000	63	402,437	(293,031)	109,469

Net Loss for the Period (unaudited)	-	-	-	(4,983)	(4,983)

Balance, April 30, 2004 (unaudited)	6,275,000	63	402,437	(298,014)	104,486

Net Loss for the Period (unaudited)	-	-	-	(830)	(830)

Balance, July 31, 2004	6,275,000	63	402,437	(298,844)	103,656

Net Loss for the Period (unaudited)	-	-	-	(19,571)	(19,571)

Balance, April 30, 2005 (unaudited)	6,275,000	$63	$402,437	$(318,415)	$84,085

(The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	US$		US$
			Cumulative
	Nine Months Ended		Since
	April 30,		Inception
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,571)	$(4,983)	$(318,415)
Changes in non-cash working capital
Increase (decrease) in accounts payable	3,310	(94)	6,325
Adjustments to reconcile net loss to net cash used by
operating activities
Stock issued for services	-	-	275,000
	(16,261)	(5,077)	(37,090)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	127,500

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(16,261)	(5,077)	90,410

CASH, BEGINNING OF THE PERIOD	106,671	111,748	-

CASH, END OF THE PERIOD	$90,410	$106,671	$90,410

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2007. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

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

To meet our need for cash we are attempting to raise money from a public offering. We cannot guarantee that we will be able to raise enough money through the offering to stay in business and we do not know how long we can satisfy our cash requirements. Whatever money we do raise will be applied to exploration. If we do not raise all of the money we need from the offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. They are willing to review their decision in the future after they have had an opportunity to see how much money has been raised in the offering in order to determine if there is a need for additional commitments by them. Even if there is a need for additional money, there is no assurance that the officers and directors will loan additional money to us. At the present time, we have not made any arrangements to raise additional cash, other than through the offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this section, we have no other financing plans.

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

From inception on May 11, 2001.

We acquired our first property and are commencing the research and exploration stage of our mining operations on that property at this time.

Since inception, our officers and directors have advanced the cost of our organization. The cost of our organization is legal fees for incorporation and preparing our registration statement; fees paid to our auditors; and the cost of obtaining the property. The costs of organization from May 11, 2001 to April 30, 2005 was $ 318,415.

Liquidity and capital resources

As of the date of April 30, 2005, we have yet to generate any revenues from our business operations.

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

As of April 30, 2005, our total assets were $90,410 and our total liabilities were $6,325.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Alan Brandys, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II.   OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

(d)   On November 27, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-74670, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

We completed our public offering. We sold 1,275,000 shares for proceeds of $127,500. Since April 30, 2003, we have spent $43,622 on the following party payables: exploration fees were $15,108; legal fees were $1,214; accounting fees were $18,320, audit fees were $6,130, securities transfer were $2,722; and bank fees were $128.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are attached hereto:

31.1

Certification of Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K since inception.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of June, 2005.

ZEOLITE EXPLORATION COMPANY
(Registrant)

BY:	/s/ Alan Brandys
Alan Brandys
President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.

BY:	/s/ Doug Hopper
Doug Hopper
Secretary and a member of the Board of Directors.