Form 10KSB/A
period 2004-07-31
ZEOLITE EXPLORATION CO
filed 2005-11-08
CIK 1160165

FORM 10-KSB/A-2
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - July 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 1-31937

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

The Company is a shell company: Yes [  ]     No [ x ]

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

Toronto, Ontario, Canada	/s/ SCHWARTZ LEVITSY FELDMAN LLP
September 23, 2004
Chartered Accountants

|	1167 Caledonia Road
|	Toronto, Ontario M6A 2X1
|	Tel:	416 785 5353
|	Fax:	416 785 5663
|

JOHN J. GEIB	CHARTERED ACCOUNTANT	Phone:	259-4519
	Southcentre Executive Tower	Fax:	255-0745
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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Exploration Company as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the period from inception to July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Calgary, Alberta	/s/ John J. Geib
October 7, 2003	Chartered Accountant

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS
	US $	US $
July 31,	2004	2003
ASSETS

CURRENT
Cash	$106,671	$111,748

LIABILITIES

CURRENT
Accounts payable	$3,015	$2,279

SHAREHOLDERS' EQUITY

SHARE CAPITAL	63	63
Common stock, 100,000,000 shares authorized;	402,437	402,437
$0.00001 par value;
6,275,000 shares issued and outstanding
Additional paid in capital
Accumulated deficit	(298,844)	(293,031)
	103,656	109,469
	$106,671	$111,748

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2005.

ZEOLITE EXPLORATION COMPANY
(Registrant)

BY:	/s/ Alan W. Brandys
Alan W. Brandys
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Alan W. Brandys	President, Principal Executive Officer,	November 7, 2005
Alan W. Brandys	Treasurer, Principal Financial Officer and member of the Board of Directors

/s/ Douglas H. Hopper	Secretary and a member of the Board of	November 7, 2005
Douglas H. Hopper	Directors