Form 10KSB
period 2005-07-31
ZEOLITE EXPLORATION CO
filed 2005-11-22
CIK 1160165

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSIONWashington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - July 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 001-31937

ZEOLITE EXPLORATION COMPANY
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#16 - 6211 Boundary Drive West
Surrey, British Columbia
Canada V3X 3G7
(Address of principal executive offices, including zip code.)

(604) 731-7040
(telephone number, including area code)

The Registrant is a shell company:	Yes [ ]	No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most fiscal year July 31, 2005: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of November 15, 2005, the value was $ 1,280,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2005: 6,275,000

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

PART I

General

We were incorporated in the State of Nevada on May 11, 2001. We are presently exploring for zeolite and trying to determine if we have enough tonnage to be commercially viable. We maintain our statutory registered agent's office at 3110 East Sunset Road, Suite H-1, Las Vegas, Nevada 89120 and our business office is located at at #16 - 6211 Boundary Drive, Surrey, British Columbia, Canada V3X 3G7. Our telephone number is (604) 731-7040. Our offices are located in the home of Alan Brandys and are used rent free.

We are presently exploring for zeolite on the property.

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

To date we have performed surveying work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes it is economically feasibility to remove the mineralized material. Until we have determined the amount of zeolite and determined if it is economically feasible to remove the zeolite, we cannot determine the remaining steps required before zeolite retrieval can commence.

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

The Cash 5 Claim, legal tenure number 359687, was recorded in October 1997 and is renewed each year. The Cash 6 Claim, legal tenure number 381904, was recorded in November 2000 and is renewed each year. Cash 5 and 6 Claim' s can be renewed by the payment of a fee of CDN$150.00 per year or the performance of work thereon. The claim is a 500 by 500 meter, two post claim.

Location and access

As we said, the property consists of two claims containing 124 acres. The claims are located 2.5 miles northwest of the town of Princeton, British Columbia and covers a portion of the western slopes of Mount Miner. Princeton is located approximately 185 miles east of Vancouver, British Columbia on the Southern Trans Provincial Highway No. 3.

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

Condition of the property

The property is undeveloped but we have continued to conduct nominal mining exploration on the property. There are no mines, open pits or underground workings on the property. There is no power source on the property. We use gasoline powered generators for electricity when we conduct exploration.

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

Our proposed exploration program

We are continuing to conduct exploration to determine the amount of zeolite mineral, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have enough minerals reserves whatsoever at this time on any of our properties to be economically viable. At any phase, if we find that we do not have adequate funds to complete a phase, we will suspend our operations and attempt to raise more money so we can proceed. If we cannot raise the capital to proceed we will cease operations until we have sufficient capital.

We commenced a exploration program for zeolite on our property and intend to proceed in the following three phases:

Our company has conducted nominal exploration on our properties the past 4 years due to lack of financial funds to complete Phase 1. We have spent the past 4 years surveying and sampling our properties. We are presently conducting this phase of the exploration process on the property. We expect to continue surveying the property until further notice.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. If an apparent mineralized zone is identified and narrowed down to a specific area by our surveying and testing, we will to begin trenching the area.

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

Phase 1 is still in process and will continue until management determines they have enough geological information to proceed to Phase 2.

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

Based upon our plan of operations, we believe it will take a number of years to complete our plan of exploration at a cost not exceeding $140,000. The time allocated for each phase considers the terrain of the property, ability to access the property with equipment, and the fact that our officers and directors will only be devoting 25% of their time to our operations.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves. We do not have any plans to take our operations from Phase 3 to revenue generation and no consideration will be given to development until we find mineralized material which is profitably recoverable.

No further disclosure has been made regarding the phases of exploration. We believe that to do so would be to introduce speculative unsupportable predictions that we believe would be materially misleading because the property requires further exploration. We don't know what we will find, if anything, and we cannot possibly predict what we will find. We are an exploration company. If we find economically recoverable mineralized material, we will have to raise additional funds to extract the same. Then we will become a development stage company.

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

Employees

Currently, our only employees are our officers and directors. Our officers and directors are part-time employees devoting approximately 25% of their time to our operations. Their duties will be to handle our day-to-day administration. We presently hire third party independent contractors for geology, engineering, actual surveying, excavating and mining property. The third party independent contractors will be under our officers and directors supervision.

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

Risks associated with Zeolite Exploration:

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.

2. We lack an operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations. We were incorporated May 11, 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $328,397. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

3. We have no known ore reserves and we cannot guarantee we will find any zeolite or if we find zeolite that production will be profitable. If that happens we will have to cease operations. We have no known reserves. We have not identified any zeolite on the property and we cannot guarantee we will ever find any zeolite. Even if we find that there is zeolite on the property, we cannot guarantee that we will be able to recover the zeolite. Even if we recover zeolite, we cannot guarantee that we will make a profit. If we can't find zeolite or it is not economical to recover the zeolite, we will have to cease operations.

4. Rain and snow make the road leading to the property impassable during four months of the year. This will delay our proposed exploration operations which could prevent us from generating revenues. Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause roads leading to the property to be impassible during four months of the year. When roads are impassible, we are unable to work and as a consequence, unable generate revenues.

5. Because our officers and directors will only be devoting 25% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration. Because our officers and directors will only be devoting 25% of their time to our operations, our operations may be sporadic and occur at times which are convenient to officers and directors. As a result, exploration of the property may be sporadic, interrupted or suspended.

6. Because title to the property we intend to explore is held in the name of another person, if he transfers the property to someone other than us, we will cease operations. Title to the property we intend to explore is not held in our name. Title to the property is recorded in the name of Douglas Hopper. If Mr. Hopper transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not be able to explore the property and we will have to cease operations.

7. Because our officers and directors own more than 50% of the outstanding shares, they will be able to decide who will be directors and you may not be able to elect any directors. Messrs. Brandys and Hopper own 5,000,000 shares and control us. As a result, Messrs. Brandys and Hopper will be able to elect all of our directors and control our operations.

8. Because there is no public trading market for our common stock, you may not be able to resell your stock. There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

9. Our officers and directors have conflicts of interest in that they are officers and directors of other companies which will prevent them from devoting full-time to our operations which may affect our operations. Our officers and directors have conflicts of interest in that they are officers and directors of other companies. Messrs Brandys and Hopper's other activities will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.

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

There were no matters submitted to the shareholders in 2005.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our shares are listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. Our trading symbol is "ZEOX." Our shares began trading on March 23, 2004. The table shows the high and low bid price of our stock for our last two fiscal years ending July 31, 2005 and July 31, 2004. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions.

Quarter Ended	High	Low

2005
July 31	$1.02	$1.02
April 30	$1.02	$1.02
January 31	$1.02	$1.02

2004
October 31	$1.02	$1.02
July 31	$0.00	$0.00
April 30	$0.00	$0.00
January 31	$0.00	$0.00

2003
October 31	$0.00	$0.00
July 31	$0.00	$0.00

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Of the 6,275,000 shares of common stock outstanding as of November 15, 2005, 5,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At November 15, 2005, there were 106 shareholders of record.

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

Status of our public offering

On November 27, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-74670, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. We have a balance of $20,292 from our public offering.

We completed our public offering. We sold 1,275,000 shares for proceeds of $127,500. April 30, 2003, we have spent $53,604 on the following party payables: exploration fees were $20,108; legal fees were $1,214; accounting fees were $29,450; and bank fees were $2,832.

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

We are presently conducting exploration on our property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

To become profitable and competitive, we will conduct extensive research and exploration of our properties before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 11, 2001

We acquired one property containing two claims. We have staked the property and have spent the past 4 years surveying and testing our property. We are presently in Phase I of our exploration plan.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In May 2001, we issued 5,000,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a compensation expense of $253,000 and advances and reimbursement expenses of $22,000 and we have raised $127,500 from our public offering.

As of July 31, 2005, our total assets were $86,916 and our total liabilities were $12,813.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
July 31, 2005

Page
INDEPENDENT AUDITOR'S REPORT	F-1-F-3
FINANCIAL STATEMENTS
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Shareholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Zeolite Exploration Company
(An Exploration Stage Company)
(A Nevada Corporation)
Surrey, British Columbia Canada

We have audited the accompanying balance sheet of Zeolite Exploration Company as of July 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from date of inception (May 11, 2001) through July 31, 2004, which statements reflect total assets of $106,671 as of July 31, 2004 and cumulative expenses of $298,844 for the period from date of inception (May 11, 2001) through July 31, 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative financial information for the Company for the period from date of inception (May 11, 2001) through July 31, 2004, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Exploration Company as of July 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from the date of inception (May 11, 2001) through July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Zeolite Exploration Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
October 19, 2005

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

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

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

Calgary, Alberta	/s/ John J. Geib
October 7, 2003	Chartered Accountant

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS
	US $	US $
July 31,	2005	2004

ASSETS

CURRENT
Cash	$86,916	$106,671

LIABILITIES

CURRENT
Accounts payable	$12,813	$3,015

SHAREHOLDERS' EQUITY

SHARE CAPITAL
Common stock, 100,000,000 shares authorized;
$0.00001 par value;
6,275,000 shares issued and outstanding	63	63
Additional paid in capital	402,437	402,437
Accumulated deficit	(328,397)	(298,844)
	74,103	103,656
	$86,916	$106,671

The accompanying notes are an integral part of these financial statements
F-4

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
	US $	US $	US $
			Cumulative
			Since
			Inception
For the Years Ended July 31,	2005	2004

REVENUE	$-	$-	$-

EXPENSES
Consulting services provided by officers	-	-	254,793
Legal fees	-	-	20,000
Exploration fees	5,000	-	15,108
General and administrative expenses	24,553	5,813	38,496

NET LOSS FOR THE YEAR	$(29,553)	$(5,813)	$(328,397)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING BASIC AND DILUTED	6,275,000	6,275,000

The accompanying notes are an integral part of these financial statements
F-5

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended July 31, 2005 and 2004

		US $	US $	US $	US $
				Deficit
	Common Stock			Accumulated
			Additional	During
	Number		Paid-in	Exploration
	of Shares	Amount	Capital	Stage	Total

Inception, May 11, 2001	-	$-	$-	$-	$-

Issuance of common stock for
mining claims and officers'
compensation at $0.055 per
share	5,000,000	50	274,950	-	275,000

Net loss, Year Ended
July 31, 2001	-	-	-	(275,000)	(275,000)

Balance, July 31, 2001	5,000,000	50	274,950	(275,000)	-

Net loss, Year Ended
July 31, 2002	-	-	-	(2,026)	(2,026)

Balance, July 31, 2002	5,000,000	50	274,950	(277,026)	(2,026)

Issuance of common stock for
cash consideration at $0.10 per
share	1,275,000	13	127,487	-	127,500

Net loss, Year Ended
July 31, 2003	-	-	-	(16,005)	(16,005)

Balance, July 31, 2003	6,275,000	63	402,437	(293,031)	109,469

Net loss, Year Ended
July 31, 2004	-	-	-	(5,813)	(5,813)

Balance, July 31, 2004	6,275,000	63	402,437	(298,844)	103,656

Net loss, Year Ended
July 31, 2005	-	-	-	(29,553)	(29,553)

Balance, July 31, 2005	6,275,000	63	402,437	(328,397)	74,103

The accompanying notes are an integral part of these financial statements
F-6

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
	US $	US $	US $
			Cumulative
			Since
			Inception
For the Years Ended July 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,553)	$(5,813)	$(328,397)
Changes in non-cash working capital
Increase (decrease) in trade payables	9,798	736	12,813

Adjustments to reconcile net loss to net cash used by
operating activities
Stock issued for services	-	-	275,000
	(19,755)	(5,077)	(40,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	127,500

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	(19,755)	(5,077)	86,916

CASH, BEGINNING OF THE YEAR	106,671	111,748	-

CASH, END OF THE YEAR	$86,916	$106,671	$86,916

The accompanying notes are an integral part of these financial statements
F-7

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004
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

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated accounts.

	(b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation on May 11, 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

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

F-8

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(d)	Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

(e)	Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

(f)	Provision for Taxes

At July 31, 2005, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

The Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(i)	Recently Issued Accounting Standards

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

F-9

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2007. The Company is currently evaluating the impact of SFAS 154 on its financial statements.

F-10

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004

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

F-11

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

(c)     The Registrant requested John Geib to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to this Item 4.01 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of this Form 8-K report to John Geib on November 4, 2004, via email. On March 17, 2005, John Geib replied and his letter agreeing with the statements contained herein is attached hereto as Exhibit 16.1.

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

(g)     The Registrant requested Schwartz Levitsky Feldman LLP, Chartered Accountants to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Registrant in response to this Item 4.01 and, if not, stating the respects in which it does not agree. The Registrant delivered a copy of this Form 8-K report to Schwartz Levitsky Feldman LLP, Chartered Accountants on March 17, 2005, via email. On March 18, 2005, Schwartz Levitsky Feldman LLP, Chartered Accountants replied and its letter agreeing with the statements contained herein is attached hereto as Exhibit 16.2.

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

ITEM 8A.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name and Address	Age	Positions

Alan W. Brandys	50	president, treasurer, principal accounting officer and a
6211 Boundary Dr. West, Unit 16		member of the board of directors
Surrey, British Columbia
Canada V3X 3G7

Douglas Hopper	71	vice president, secretary and a member of the board of
203 - 828 W. Hastings St.		directors
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

Compliance with Section 16(a) of the Exchange Act

Our officers and directors have filed all reports required by Section 16(a) of the Securities Act of 1934.

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

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

Summary Compensation Table [1]

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other	Under	Restricted		Other
Names				Annual	Options/	Shares or		Annual
Executive Officer				Compen-	SARs	Restricted	LTIP	Compen-
and Principal	Year	Salary	Bonus	sation	Granted	Share Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Alan W. Brandys	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Douglas Hopper	2005	0	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

We have not paid any salaries in 2003, 2004, or 2005 and we do not anticipate paying any salaries at any time in 2006. We will not begin paying salaries until we have adequate funds to do so.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2005.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of November 8, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

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

Since our inception, Messrs. Brandys and Hopper, advanced loans to us and paid expenses on our behalf in the total sum of $23,300, which were used for organizational and start-up costs and operating capital. The advances in the amount of $22,000 were repaid as a portion of the stock issuance, with the balance of $1,300 still owing at November 15, 2005. The loans do not bear interest and have not been paid as of the date hereof.

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

2005 - $5,250	Rotenberg & Co., LLP
2004 - $0	Rotenberg & Co., LLP
2005 - $3,325	Schwartz, Levitsky, Feldman LLP
2004 - $0	Schwartz, Levitsky, Feldman LLP
2004 - $2,400	John Geib, Chartered Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005 - $10,027	John J. Geib, Chartered Accountant
2004 - $2,797	John J. Geib, Chartered Accountant
2005 - $1,595	Rotenberg & Co., LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $0	John J. Geib, Chartered Accountant
2004 - $500	John J. Geib, Chartered Accountant

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $0 - John J. Geib, Chartered Accountant
2004 - $0 - John J. Geib, Chartered Accountant

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 5%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of November, 2005.

ZEOLITE EXPLORATION COMPANY
(Registrant)

BY:	/s/ Alan Brandys
Alan W. Brandys
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Alan Brandys	President, Principal Executive Officer,	November 21, 2005
Alan W. Brandys	Treasurer, Principal Financial Officer and member of the Board of Directors

/s/ Douglas Hopper	Secretary and a member of the Board of	November 21, 2005
Douglas H. Hopper	Directors