Form 10QSB
period 2005-10-31
ZEOLITE EXPLORATION CO
filed 2005-12-14
CIK 1160165

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2005

 OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to __________

                        Commission File Number 001-31937

                           ZEOLITE EXPLORATION COMPANY
        (Exact name of small business issuer as specified in its charter)

            Nevada                                            N/A
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               12890 Hilltop Road
                               Argyle, Texas 76226
                    (Address of principal executive offices)
                                 (972) 233-0300
                           (Issuer's telephone number)

                          #16-6211 Boundary Drive West
                            Surrey, British Columbia
                                 CANADA V3X 3G7
                 (Address of former principal executive offices)

The Registrant is a Shell company: Yes [X] No [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 12, 2005, the total number of shares of common stock issued and outstanding is 6,275,000.

================================================================================

                                     PART I.

ITEM. 1  FINANCIAL STATEMENTS


                           ZEOLITE EXPLORATION COMPANY
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                    Unaudited


                                October 31, 2005

                                    CONTENTS

                                                                            Page
Balance Sheets                                                              F-1
Statements of Operations                                                    F-2
Statements of Stockholders' Equity                                          F-3
Statements of Cash Flows                                                    F-4
Notes to Financial Statements                                               F-5


ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

                                                          US$                  US$
                                                    October 31, 2005     July 31, 2005
                                                       (unaudited)
                                    ASSETS

CURRENT

     Cash                                           $         73,189    $         86,916
                                                    ================    ================


                                 LIABILITIES

CURRENT

     Accounts payable                               $         11,108    $         12,813
                                                    ----------------    ----------------


                             STOCKHOLDERS' EQUITY

SHARE CAPITAL

     Common stock, 100,000,000 shares authorized;
     $0.00001 par value;
     6,275,000 shares issued and outstanding                      63                  63

     Additional paid in capital                              402,437             402,437

     Accumulated deficit                                    (340,419)           (328,397)
                                                    ----------------    ----------------
                                                              62,081              74,103
                                                    ----------------    ----------------
                                                    $         73,189    $         86,916
                                                    ================    ================






   (The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                  US$                   US$

                                          Three Months Ended         Cumulative
                                              October 31,              Since
                                          2005           2004        Inception

REVENUE                               $      --      $      --      $      --
                                      -----------    -----------    -----------


EXPENSES
   Consulting services provided by
    officers                                 --             --          254,793
   Legal fees                                --             --           20,000
   Exploration fees                          --            5,000         15,108
   General and administrative
   expenses                                12,022          5,452         50,518
                                      -----------    -----------    -----------

NET LOSS FOR THE PERIOD               $   (12,022)   $   (10,452)   $  (340,419)
                                      ===========    ===========    ===========


NET LOSS PER COMMON
SHARE BASIC AND DILUTED               $    (0.002)   $    (0.002)
                                      ===========    ===========


WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
BASIC AND DILUTED                       6,275,000      6,275,000
                                      ===========    ===========








   (The accompanying notes are an integral part of these financial statements)


ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          US$           US$           US$            US$
                                                                                    Deficit
                                                                                  Accumulated
                                              Common Stock           Additional     During
                                           Number                     Paid-in     Exploration
                                         of Shares      Amount        Capital        Stage          Total
                                        -----------   -----------   -----------   -----------    -----------

Inception, May 11, 2001                        --     $      --     $      --     $      --      $      --

Issuance of common stock for mining
    claims and officers' compensation     5,000,000            50       274,950          --          275,000

Issuance of common stock for cash
    consideration                         1,275,000            13       127,487          --          127,500

Net loss for the period                        --            --            --        (298,844)      (298,844)
                                        -----------   -----------   -----------   -----------    -----------

Balance, July 31, 2004                    6,275,000            63       402,437      (298,844)       103,656

Net loss for the period (unaudited)            --            --            --         (10,452)       (10,452)
                                        -----------   -----------   -----------   -----------    -----------

Balance, October 31, 2004 (unaudited)     6,275,000            63       402,437      (309,296)        93,204

Net loss for the period (unaudited)            --            --            --         (19,101)       (19,101)
                                        -----------   -----------   -----------   -----------    -----------

Balance, July 31, 2005                    6,275,000            63       402,437      (328,397)        74,103

Net loss for the period (unaudited)            --            --            --         (12,022)       (12,022)
                                        -----------   -----------   -----------   -----------    -----------

Balance, October 31, 2005 (unaudited)     6,275,000   $        63   $   402,437   $  (340,419)   $    62,081
                                        ===========   ===========   ===========   ===========    ===========





   (The accompanying notes are an integral part of these financial statements)


ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                     US$                  US$

                                                              Three Months Ended       Cumulative
                                                                  October 31,            Since
                                                              2005          2004       Inception
                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $  (12,022)   $  (10,452)   $ (340,419)
   Changes in non-cash working capital
       Increase (decrease) in accounts payable                 (1,705)        3,809        11,108
   Adjustments to reconcile net loss to net cash used by
   operating activities
       Stock issued for services                                 --            --         275,000
                                                           ----------    ----------    ----------
                                                              (13,727)       (6,643)      (54,311)
                                                           ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                        --            --         127,500
                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES                             --            --            --
                                                           ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                               (13,727)       (6,643)       73,189

CASH, BEGINNING OF THE PERIOD                                  86,916       106,671          --
                                                           ----------    ----------    ----------

CASH, END OF THE PERIOD                                    $   73,189    $  100,028    $   73,189
                                                           ==========    ==========    ==========










   (The accompanying notes are an integral part of these financial statements)

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

         On November 30, 2005, as a result of the closing of the Stock Purchase Agreement between the Company, Halter Financial Investments, L.P. ("HFI"), Alan W. Brandys and Douglas H. Hopper, HFI became the Company's controlling stockholder, owning approximately 78.9% of the Company's issued and outstanding shares of common capital stock. HFI used "working capital" to purchase the 4,950,000 shares of common stock from Messers Brandys and Hopper. Before the execution of the Stock Purchase Agreement, the Company's controlling stockholders were Messers Brandys and Hopper.

         As a result of the change in control, the Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. In addition, the Company intends to not pursue its rights to develop mineral rights in British Columbia, Canada.



                                                                   - continued -

ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

2.       NATURE OF OPERATIONS AND GOING CONCERN - continued

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


         The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

         If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

         It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

         While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business activities.

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

         The Company began as a start-up, exploration stage company and has not yet generated or realized any revenues from business operations. On November 30, 2005, as a result of the closing of the Stock Purchase Agreement between the Company, Halter Financial Investments, L.P. ("HFI"), Alan W. Brandys and Douglas
H. Hopper, HFI became the Company's controlling stockholder, owning approximately 78.9% of its issued and outstanding shares of common capital stock. As a result of the change in control, the Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method

         It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

         The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business
----------------

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

         (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities. The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independent information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Limited operating history; need for additional capital
------------------------------------------------------

         There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise.


Liquidity and Capital Resources
-------------------------------

         As of the date of this report, we have yet to generate any revenues from our business operations.

         As of October 31, 2005, our total assets were $73,189 and our total liabilities were $11,108.


ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

(c) The following exhibits are attached hereto:

         Exhibit  Document Description

         31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2005.

                                   ZEOLITE EXPLORATION COMPANY
                                   (Registrant)

                                   BY: /s/ Timothy P. Halter
                                      ------------------------------------------
                                      Timothy P. Halter
                                      President, Principal   Executive  Officer,
                                      Treasurer, Principal  Accounting  Officer,
                                      Principal Financial Officer, Secretary and
                                      member of the Board of Directors.