Form 10QSB
period 2006-01-31
ZEOLITE EXPLORATION CO
filed 2006-03-08
CIK 1160165

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2006

 OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to __________

                        Commission File Number 001-31937

                           ZEOLITE EXPLORATION COMPANY
        (Exact name of small business issuer as specified in its charter)

             Nevada                                                 N/A
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                               12890 Hilltop Road
                               Argyle, Texas 76226
                    (Address of principal executive offices)
                                 (972) 233-0300
                           (Issuer's telephone number)


The Registrant is a Shell company: Yes [ X ] No [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 6, 2006, the total number of shares of common stock issued and outstanding is 3,137,500.

================================================================================

                                     PART I.

ITEM. 1  FINANCIAL STATEMENTS


                           ZEOLITE EXPLORATION COMPANY
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                    Unaudited


                                January 31, 2006

                                    CONTENTS

                                                                            Page

FINANCIAL STATEMENTS

   Balance Sheets                                                              1

   Statements of Operations                                                    2

   Statements of Stockholders' Equity                                          3

   Statements of Cash Flows                                                    4

   Notes to Financial Statements                                           5 - 6

--------------------------------------------------------------------------------

ZEOLITE EXPLORATION COMPANY
(A Development Stage Company)
BALANCE SHEETS
                                                     January 31,      July 31,
                                                         2006           2005
                                                     (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS


CURRENT

   Cash                                              $    70,327    $    86,916
                                                     ===========    ===========
--------------------------------------------------------------------------------

                                   LIABILITIES



CURRENT
   Accounts payable                                  $     6,818    $    12,813
                                                     -----------    -----------



                              STOCKHOLDERS' EQUITY


SHARE CAPITAL

    Common stock, 100,000,000 shares authorized;

    $0.00001 par value;

    6,275,000 shares issued and outstanding                   63             63

    Additional paid in capital                           410,737        402,437

    Deficit accumulated during development stage        (347,291)      (328,397)
                                                     -----------    -----------

                                                          63,509         74,103
                                                     -----------    -----------

                                                     $    70,327    $    86,916
                                                     ===========    ===========




--------------------------------------------------------------------------------
   (The accompanying notes are an integral part of these financial statements)


--------------------------------------------------------------------------------


ZEOLITE EXPLORATION COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



                                          Three Months Ended            Six Months Ended         Cumulative
                                             January 31,                   January 31,              Since
                                         2006           2005           2006           2005        Inception
------------------------------------------------------------------------------------------------------------

REVENUE                              $      --      $      --      $      --      $      --      $      --
                                     -----------    -----------    -----------    -----------    -----------



EXPENSES
      Consulting services provided
         by officers                        --             --             --             --          254,793
      Legal fees                            --             --             --             --           20,000
      Exploration fees                      --             --             --            5,000         15,108
      General and administrative
        expenses                           6,872          6,451         18,894         11,903         57,390
                                     -----------    -----------    -----------    -----------    -----------


NET LOSS FOR THE
   PERIOD                            $    (6,872)   $    (6,451)   $   (18,894)   $   (16,903)   $  (347,291)
                                     ===========    ===========    ===========    ===========    ===========


NET LOSS PER COMMON SHARE
BASIC AND DILUTED                    $    (0.001)   $    (0.001)   $    (0.003)   $    (0.003)
                                     ===========    ===========    ===========    ===========



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED                      6,275,000      6,275,000      6,275,000      6,275,000
                                     ===========    ===========    ===========    ===========




--------------------------------------------------------------------------------
   (The accompanying notes are an integral part of these financial statements)


--------------------------------------------------------------------------------

ZEOLITE EXPLORATION COMPANY
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                                                                       Deficit
                                                                                     Accumulated
                                        Common Stock                   Additional      During
                                          Number                        Paid-in      Development
                                         of Shares        Amount        Capital         Stage            Total
                                        ------------   ------------   ------------   ------------    ------------
Inception - May 11, 2001                        --     $       --     $       --     $       --      $       --

Issuance of Common Stock for Mining
   Claims and Officers' Compensation       5,000,000             50        274,950           --           275,000

Issuance of Common Stock for Cash
   Consideration                           1,275,000             13        127,487           --           127,500


Net Loss for the Period                         --             --             --         (298,844)       (298,844)
                                        ------------   ------------   ------------   ------------    ------------

Balance, July 31, 2004                     6,275,000             63        402,437       (298,844)        103,656


Net Loss for the Period (unaudited)             --             --             --          (16,903)        (16,903)
                                        ------------   ------------   ------------   ------------    ------------

Balance, January 31, 2005 (unaudited)      6,275,000             63        402,437       (315,747)         86,753


Net Loss for the Period (unaudited)             --             --             --          (12,650)        (12,650)
                                        ------------   ------------   ------------   ------------    ------------

Balance, July 31, 2005                     6,275,000             63        402,437       (328,397)         74,103

Expenses paid by stockholder -
   additional paid-in capital                   --             --            8,300           --             8,300


Net Loss for the Period (unaudited)             --             --             --          (18,894)        (18,894)
                                        ------------   ------------   ------------   ------------    ------------

Balance, January 31, 2006 (unaudited)      6,275,000   $         63   $    410,737   $   (347,291)   $     63,509
                                        ============   ============   ============   ============    ============




--------------------------------------------------------------------------------
   (The accompanying notes are an integral part of these financial statements)


--------------------------------------------------------------------------------

ZEOLITE EXPLORATION COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)




                                                                     Six Months Ended        Cumulative
                                                                        January 31,            Since
                                                                    2006          2005       Inception
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                        $  (18,894)   $  (16,903)   $ (347,291)
  Changes in non-cash working capital
    Increase (decrease) in accounts payable                          (5,995)       10,260         6,818
  Adjustments to reconcile net loss for the period to net cash used by operating activities
      Stock issued for services                                        --            --         275,000
      Expenses paid by stockholder                                    8,300          --           8,300
                                                                 ----------    ----------    ----------

                                                                    (16,589)       (6,643)      (57,173)
                                                                 ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                               --            --         127,500
                                                                 ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                   --            --            --
                                                                 ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                                     (16,589)       (6,643)       70,327

CASH, BEGINNING OF THE PERIOD                                        86,916       106,671          --
                                                                 ----------    ----------    ----------

CASH, END OF THE PERIOD                                          $   70,327    $  100,028    $   70,327
                                                                 ==========    ==========    ==========




--------------------------------------------------------------------------------
   (The accompanying notes are an integral part of these financial statements)

--------------------------------------------------------------------------------

ZEOLITE EXPLORATION COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

ZEOLITE EXPLORATION COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.   NATURE OF OPERATIONS AND GOING CONCERN (continued)

     If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity. In the event the Company is unable to acquire advances from management and/or significant
     stockholders,   the  Company's  ongoing   operations  would  be  negatively
     impacted.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

     Recently Issued Accounting Standard

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended July 31, 2008. Management does not expect the adoption of SFAS 155 to have a significant impact on the financial position or results of operations of the Company.

4.   SUBSEQUENT EVENT

     On February 14, 2006, the Company effected a one-for-two reverse split of its common stock. As a result of the reverse split, the Company has 3,137,500 shares issued and outstanding.

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

Plan of Business
----------------

General

     The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise becoming a publicly-held corporation.

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

Limited operating history; need for additional capital
------------------------------------------------------

     There is no historical financial information about our Company upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the identified business enterprise.


Liquidity and Capital Resources
-------------------------------

     As of the date of this report, we have yet to generate any revenues from our business operations.

     As of January 31, 2006, our total assets were $70,327 and our total liabilities were $6,818.


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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 10, 2006, our Board of Directors unanimously approved and recommended that the stockholders approve, and on January 23, 2006 holders of 78.9% of the Company's outstanding common stock, acting by written consent in lieu of meeting, approved, an amendment to the Articles of Incorporation to effect a one-for-two reverse split of our common stock. The action was concluded on February 14, 2006. The Board of Directors determined that by reducing the number of shares of our common stock from 6,275,000 to 3,137,500 shares, the Company will be better positioned to effect our business strategy of entering into a business combination with a private entity that has current business operations.


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

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March, 2006.

                                        ZEOLITE EXPLORATION COMPANY
                                        (Registrant)

                                     BY: /s/ Timothy P. Halter
                                        ----------------------------------------
                                        Timothy P. Halter
                                        President, Executive Officer, Treasurer,
                                        Principal Accounting Officer, Principal
                                        Financial Officer, Secretary and member
                                        of the Board of Directors.