Form 10KSB/A
period 2004-07-31
ZEOLITE EXPLORATION CO
filed 2006-08-03
CIK 1160165

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-KSB/A
                                (Amendment No. 3)

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ---------------------    ---------------------


                        Commission File Number 001-31937

                            ------------------------

                           ZEOLITE EXPLORATION COMPANY
           (Name of Small Business Issuer as Specified in its Charter)

         Nevada                                                N/A
(State of Incorporation)                       (IRS Employer Identification No.)

                               Youth Pioneer Park
               Tai-an Economic and Technological Development Zone
                      Tai'an City, Shandong Province 271000
                           People's Republic of China
                    (Address of Principal Executive Offices)

                                (86-538) 856-0618
                (Issuer's Telephone Number, Including Area Code)

                            ------------------------

        Securities registered pursuant to section 12 (b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $.00001 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The registrant's revenues for fiscal year ended July 31, 2004 were $0. The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of November 12, 2004 was $0.

The number of shares outstanding of the registrant's common stock as of November 12, 2004, was 6,275,000 shares

Transitional Small Business Disclosure Format. Yes |_| No |X|

--------------------------------------------------------------------------------

EXPLANATORY NOTE:

     Zeolite Exploration Company is filing this Amendment No. 3 to its Annual Report on Form 10-KSB for the year ended July 31, 2004 to amend Part II, Item 7 (Financial Statements). Our original Form 10-KSB for the year ended July 31, 2004 was filed with the Securities and Exchange Commission on November 12, 2004, and was amended by Amendment No. 1 filed on April 27, 2005 and by Amendment No. 2 filed on November 8, 2005.

     We are amending Item 7 to include a revised report of Schwartz Levitsky Feldman LLP with respect to such firm's audit of our balance sheet as of July 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from date of inception (May 11, 2001) through July 31, 2004. The report of this independent registered public accounting firm has been revised to cover the cumulative period from inception (May 11, 2001) through July 31, 2004.

     In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, this Form 10-KSB/A sets forth the complete text of Item 7, as amended, of our Form 10-KSB for the year ended July 31, 2004. Except for the revised report of Schwartz Levitsky Feldman LLP included in this Amendment No. 3, no changes have been made to the financial statements previously included in Item 7 of Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended July 31, 2004.

     In connection with the filing of this Amendment No. 3 and pursuant to SEC rules promulgated pursuant to the Securities Exchange Act of 1934, as amended, we are including with this Amendment No. 3 certain currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, and except for the change in our address and telephone number appearing on the cover page of this Amendment No. 3, no other amendments are being made to the Annual Report. This Amendment No. 3 does not reflect events occurring after the November 12, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                     PART II

Item 7.  Financial Statements.


Revised Report of Independent Registered Public Accounting Firm..............F-1

Independent Auditor's Report.................................................F-2

Balance Sheets as of July 31, 2004 and 2003..................................F-3

Statements of Operations for the years ended July 31, 2004 and 2003 and for the period from inception (May 11, 2001) to July 31, 2004.............F-4

Statements of Shareholders' Equity for the years ended July 31, 2004 and 2003 and for the period from inception (May 11, 2001) to
   July 31, 2004.............................................................F-5

Statements of Cash Flows for the years ended July 31, 2004 and 2003 and for the period from inception (May 11, 2001) to July 31, 2004.............F-6

Notes to Financial Statements................................................F-7

         REVISED REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Schwartz Levitsky Feldman LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


To the Board of Directors and Stockholders of Zeolite Exploration Company
         (An Exploration Stage Company)
         (A Nevada Corporation)
         Surrey, British Columbia Canada

We have audited the accompanying balance sheet of Zeolite Exploration Company as at July 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from date of inception (May 11, 2001) through July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Zeolite Exploration Company as of July 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from date of inception (May 11, 2001) through July 31, 2003 were audited by other auditor whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative financial information for the Company for the period from date of inception (May 11, 2001) through July 31, 2003 is based solely on the reports of the other auditors.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolite Exploration Company as at July 31, 2004 and the results of its operations and its cash flows for the year then ended and for the period from the date of inception (May 11, 2001) through July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


                                            /s/  Schwartz Levitsky Feldman LLP
Toronto, Ontario, Canada
September 23, 2004                                        Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

                           INDEPENDENT AUDITORS REPORT



     JOHN J. GEIB     CHARTERED ACCOUNTANT               Phone:    259-4519

                      Southcentre Executive Tower        Fax:      255-0745

                      405, 11012 Macleod Trail South

                      Calgary, Alberta T2J 6A5

--------------------------------------------------------------------------------

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

                                                           /s/ John J. Geib
Calgary, Alberta
                                                           Chartered Accountant
October 7, 2003


ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS

                                                              US $             US $
                                                         July 31, 2004    July 31, 2003
                         ASSETS


CURRENT
    Cash                                                 $     106,671    $     111,748
                                                         -------------    -------------


                      LIABILITIES


CURRENT
    Accounts payable                                     $       3,015    $       2,279
                                                         -------------    -------------


                  SHAREHOLDERS' EQUITY


SHARE CAPITAL

    Common stock, 100,000,000 shares authorized,
    $0.00001 par value, 6,275,000 shares issued and
    outstanding                                                     63               63
    Additional paid in capital                                 402,437          402,437
    Accumulated deficit                                       (298,844)        (293,031)
                                                         -------------    -------------
                                                               103,656          109,469

                                                         $     106,671    $     111,748
                                                         -------------    -------------











   (The accompanying notes are an integral part of these financial statements)


ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS


                                                   US$            US$            US$
                                                                             Cumulative
                                                                                Since
                                                                              Inception
For the Years Ended July 31,                       2004           2003
                                               -----------    -----------    -----------

REVENUE                                        $      --      $      --      $      --
                                               -----------    -----------    -----------




EXPENSES


    Consulting services provided by officers          --             --          254,793
    Legal fees                                        --             --           20,000
    Exploration fees                                  --           10,108         10,108
    General and administrative expenses              5,813          5,897         13,943
                                               -----------    -----------    -----------

NET LOSS FOR THE YEAR                          $    (5,813)   $   (16,005)   $  (298,844)
                                               -----------    -----------    -----------



NET LOSS PER COMMON SHARE BASIC
AND DILUTED                                    $      --      $      --
                                               -----------    -----------



WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED             6,275,000      5,369,299
                                               -----------    -----------











   (The accompanying notes are an integral part of these financial statements)


ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended July 31, 2004 and 2003




                                              US$           US$           US$            US$
                                                                        Deficit
                              Common                                  Accumulated
                              Stock                      Additional     During
                              Number                      Paid-in     Exploration
                             of Shares       Amount       Capital        Stage          Total
                            -----------   -----------   -----------   -----------    -----------
Balance, July 31, 2002        5,000,000   $        50   $   274,950   $  (277,026)   $    (2,026)


Issuance of common stock
for cash consideration at
$0.10 per share               1,275,000            13       127,487          --          127,500



Net loss, Year Ended July
31, 2003                           --            --            --         (16,005)       (16,005)
                            -----------   -----------   -----------   -----------    -----------


Balance, July 31, 2003        6,275,000            63       402,437      (293,031)       109,469


Net loss, Year Ended July
31, 2004                           --            --            --          (5,813)        (5,813)
                            -----------   -----------   -----------   -----------    -----------


Balance, July 31, 2004        6,275,000   $        63   $   402,437   $  (298,844)   $   103,656
                            -----------   -----------   -----------   -----------    -----------











   (The accompanying notes are an integral part of these financial statements)


ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

                                                               US $         US $         US $
                                                                                      Cumulative
                                                                                        Since
                                                                                      Inception
For the Years Ended July 31,                                   2004         2003

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                $  (5,813)   $ (16,005)   $(298,844)
    Changes in non-cash working capital
         Increase (decrease) in trade payables                    736       (8,721)       3,015
    Adjustments to reconcile net loss to net cash used by
         operating activities                                    --           --        275,000
         Stock issued for services                             (5,077)     (24,726)     (20,829)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of common stock                       --        127,500      127,500
                                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                (5,077)     102,774      106,671

CASH, BEGINNING OF THE YEAR                                   111,748        8,974         --

CASH, END OF THE YEAR                                       $ 106,671    $ 111,748    $ 106,671












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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ZEOLITE EXPLORATION COMPANY

                            By: /s/ Xiangzhi Chen
                               -------------------------------------------------
                               Xiangzhi Chen,
                               President and Chief Executive Officer

                            Date:  August 3, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on August 3, 2006.

     Signature                                       Title
     ---------                                       -----

                            President and Chief Executive Officer (principal
 /s/  Xiangzhi Chen         executive officer) and Director
--------------------
Xiangzhi Chen
                            Chief Financial Officer (principal financial officer
 /s/ Anhui Guo              and principal accounting officer)
--------------------
Anhui Guo