Form 10KSB/A
period 2005-07-31
ZEOLITE EXPLORATION CO
filed 2006-08-03
CIK 1160165

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to
                                                    ---------   ---------


                        Commission File Number 001-31937
                                ----------------
                           ZEOLITE EXPLORATION COMPANY
           (Name of Small Business Issuer as Specified in its Charter)

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

                                (86-538) 856-0618
                (Issuer's Telephone Number, Including Area Code)
                                ----------------

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

The registrant's revenues for fiscal year ended July 31, 2005 were $0. The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of November 15, 2005 was $1,280,000.

The number of shares outstanding of the registrant's common stock as of November 15, 2005, was 6,275,000 shares

Transitional Small Business Disclosure Format. Yes |_| No |X|


--------------------------------------------------------------------------------

EXPLANATORY NOTE:

         Zeolite Exploration Company is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended July 31, 2005 to amend Part II,
Item 7 (Financial Statements). Our original Form 10-KSB for the year ended July 31, 2005 was filed with the Securities and Exchange Commission on November 22, 2005.

         We are amending Item 7 to include: (i) a revised report of Rotenberg & Co., LLP with respect to such firm's audit of our balance sheet as of July 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from date of inception (May 11, 2001) through July 31, 2005, and (ii) a revised report of Schwartz Levitsky Feldman LLP with respect to such firm's audit of our balance sheet as of July 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from date of inception (May 11, 2001) through July 31, 2004. The reports of these independent registered public accounting firms have been revised to cover the cumulative periods from inception (May 11, 2001) through the end of the period covered by their respective reports.

         In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, this Form 10-KSB/A sets forth the complete text of Item 7, as amended, of our Form 10-KSB for the year ended July 31, 2005. Except for the revised report of Rotenberg & Co., LLP and the revised report of Schwartz Levitsky Feldman LLP included in this Amendment No. 1, no changes have been made to the financial statements previously included in Item 7 of our original Annual Report on Form 10-KSB for the year ended July 31, 2005 filed on November 22, 2005.

         In connection with the filing of this Amendment No. 1 and pursuant to SEC rules promulgated pursuant to the Securities Exchange Act of 1934, as amended, we are including with this Amendment No. 1 certain currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, and except for the change in our address and telephone number appearing on the cover page of this Amendment No. 1, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the November 22, 2005 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                     PART II

Item 7.  Financial Statements.


Revised Report of Independent Registered Public Accounting Firm..............F-1

Revised Report of Independent Registered Public Accounting Firm..............F-2

Independent Auditor's Report.................................................F-3

Balance Sheets as of July 31, 2005 and 2004..................................F-4

Statements of Operations for the years ended July 31, 2005 and 2004 and for the period from inception (May 11, 2001) to July 31, 2005.............F-5

Statements of Shareholders' Equity for the years ended July 31, 2005 and
   2004 and for the period from inception (May 11, 2001) to July 31, 2005....F-6

Statements of Cash Flows for the years ended July 31, 2005 and 2004 and for the period from inception (May 11, 2001) to July 31, 2005.............F-7

Notes to Financial Statements................................................F-8

         REVISED REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
Zeolite Exploration Company
(An Exploration Stage Company)
(A Nevada Corporation)
Surrey, British Columbia Canada


         We have audited the accompanying balance sheet of Zeolite Exploration Company as of July 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from date of inception (May 11, 2001) through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Zeolite Exploration Company as of July 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from date of inception (May 11, 2001) through July 31, 2004 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative financial information for the Company for the period from date of inception (May 11, 2001) through July 31, 2004, is based solely on the reports of the other auditors.

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

                                                             /s/ John J. Geib
 Calgary, Alberta
                                                            Chartered Accountant
October 7, 2003

--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
BALANCE SHEETS
                                                        US $         US $
July 31,                                                2005         2004
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT
   Cash                                                  $  86,916    $ 106,671
                                                         =========    =========

--------------------------------------------------------------------------------

                                   LIABILITIES


CURRENT
   Accounts payable                                      $  12,813    $   3,015
                                                         ---------    ---------



                              SHAREHOLDERS' EQUITY


SHARE CAPITAL

    Common stock, 100,000,000 shares authorized;

    $0.00001 par value;

    6,275,000 shares issued and outstanding                     63           63

    Additional paid in capital                             402,437      402,437

    Accumulated deficit                                   (328,397)    (298,844)
                                                         ---------    ---------

                                                            74,103      103,656
                                                         ---------    ---------

                                                         $  86,916    $ 106,671
                                                         =========    =========



--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
                                                  US $          US $            US $
                                                                             Cumulative
                                                                               Since
                                                                             Inception
For the Years Ended July 31,                      2005          2004
---------------------------------------------------------------------------------------


REVENUE                                       $      --      $      --      $      --
                                              -----------    -----------    -----------



EXPENSES
  Consulting services provided by officers           --             --          254,793
  Legal fees                                         --             --           20,000
  Exploration fees                                  5,000           --           15,108
  General and administrative expenses              24,553          5,813         38,496
                                              -----------    -----------    -----------

NET LOSS FOR THE YEAR                         $   (29,553)   $    (5,813)   $  (328,397)
                                              ===========    ===========    ===========


NET LOSS PER COMMON SHARE BASIC AND DILUTED   $      0.00    $      0.00
                                              ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED            6,275,000      6,275,000
                                              ===========    ===========
















--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended July 31, 2005 and 2004
-------------------------------------------------------------------------------------------------------------------


                                                         US $                 US $           US $          US $
                                                                                           Deficit
                                                    Common Stock                         Accumulated
                                                                           Additional      During
                                                Number                      Paid-in      Exploration
                                              of Shares       Amount        Capital         Stage          Total
                                             -----------   -----------    -----------    -----------    -----------
Inception, May 11, 2001                             --     $      --      $      --      $      --      $      --

Issuance of common stock for mining claims
   and officers' compensation at $0.055
   per share                                   5,000,000            50        274,950           --          275,000

Net loss, Year Ended July 31, 2001                  --            --             --         (275,000)      (275,000)
                                             -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2001                         5,000,000            50        274,950       (275,000)          --

Net loss, Year Ended July 31, 2002                  --            --             --           (2,026)        (2,026)
                                             -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2002                         5,000,000            50        274,950       (277,026)        (2,026)

Issuance of common stock for cash
   consideration at $0.10 per share            1,275,000            13        127,487           --          127,500

Net loss, Year Ended July 31, 2003                  --            --             --          (16,005)       (16,005)
                                             -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2003                         6,275,000            63        402,437       (293,031)       109,469

Net loss, Year Ended July 31, 2004                  --            --             --           (5,813)        (5,813)
                                             -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2004                         6,275,000            63        402,437       (298,844)       103,656

Net loss, Year Ended July 31, 2005                  --            --             --          (29,553)       (29,553)
                                             -----------   -----------    -----------    -----------    -----------

Balance, July 31, 2005                         6,275,000   $        63    $   402,437    $  (328,397)   $    74,103
                                             ===========   ===========    ===========    ===========    ===========









--------------------------------------------------------------------------------
    The accompanying notes are an integral part of these financial statements


--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
                                                                 US $          US $          US $
                                                                                          Cumulative
                                                                                            Since
                                                                                          Inception
For the Years Ended July 31,                                     2005          2004
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $  (29,553)   $   (5,813)   $ (328,397)
      Changes in non-cash working capital
            Increase (decrease) in trade payables                  9,798           736        12,813
      Adjustments to reconcile net loss to net cash used by
         operating activities
            Stock issued for services                               --            --         275,000
                                                              ----------    ----------    ----------
                                                                 (19,755)       (5,077)      (40,584)
                                                              ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                        --            --         127,500
                                                              ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                --            --            --
                                                              ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                                  (19,755)       (5,077)       86,916

CASH, BEGINNING OF THE YEAR                                      106,671       111,748          --
                                                              ----------    ----------    ----------

CASH, END OF THE YEAR                                         $   86,916    $  106,671    $   86,916
                                                              ==========    ==========    ==========





--------------------------------------------------------------------------------
    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004
--------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



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

--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



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

--------------------------------------------------------------------------------
ZEOLITE EXPLORATION COMPANY
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended July 31, 2005 and 2004
--------------------------------------------------------------------------------



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

                                        ZEOLITE EXPLORATION COMPANY

                                        By: /s/ Xiangzhi Chen
                                           -------------------------------------
                                           Xiangzhi Chen,
                                           President and Chief Executive Officer

                                           Date:  August 3, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on August 3, 2006.

       Signature                                  Title
       ---------                                  -----

                            President and Chief Executive Officer (principal
/s/  Xiangzhi Chen          executive officer) and Director
-------------------
Xiangzhi Chen
                            Chief Financial Officer (principal financial officer
/s/ Anhui Guo               and principal accounting officer)
-------------------
Anhui Guo