Form 10-Q
period 2006-06-30
ZEOLITE EXPLORATION CO
filed 2006-08-14
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-31937

ZEOLITE EXPLORATION COMPANY
(Exact name of registrant as specified in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Youth Pioneer Park Tai-an Economic and Technological Development Zone Tai'an City, Shandong Province 271000 People's Republic of China
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (86-538) 856-0618

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Common Stock outstanding on August 10, 2006 was 54,095,103 shares.

ZEOLITE EXPORATION COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

ZEOLITE EXPLORATION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,104,904	$10,749,300
Trade accounts receivable, less allowance for doubtful accounts of $44 (unaudited), and $0, respectively	3,672,510	3,929,082
Other non-trade receivables	4,036,024	4,014,861
Advances to suppliers	5,820,795	262,591
Inventory	1,172,187	1,478,510
Receivable from related parties	4,269,487	943,308
Total Current Assets	42,075,907	21,377,652
Property and Equipment, net of accumulated depreciation of $2,905,002 (unaudited) and $2,545,460, respectively	9,459,430	8,579,676
Contruction in progress	20,437	-
TOTAL ASSETS	$51,555,774	$29,957,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$1,673,537	$1,618,492
Other payables and accrued expenses	1,939,485	1,936,971
Income and other taxes payable	465,564	1,282,059
Payable to related parties	1,734,081	347,218
Total Current Liabilities	5,812,667	5,184,740
Shareholders' Equity
Common stock - $0.00001 par value; 100,000,000 shares authorized, 54,095,103 shares (unaudited) and 45,120,000 shares outstanding, respectively	541	451
Additional paid-in capital	22,641,997	8,608,864
Retained earnings	22,613,908	15,962,471
Accumulated other comprehensive income (loss)	486,662	200,802
Total Shareholders' Equity	45,743,107	24,772,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$51,555,774	$29,957,328

See the accompanying notes to the condensed consolidated financial statements.

ZEOLITE EXPLORATION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Sale of Products	$14,473,279	$12,889,931	$30,938,843	$26,172,050
Cost of Products Sold	10,289,848	8,932,224	22,489,406	18,071,311

Gross Profit	4,183,431	3,957,707	8,449,437	8,100,739

Operating Expenses:
Selling expense	385,941	393,015	765,048	721,244
General and administrative expense	648,416	277,189	1,187,423	440,148
Total Operating Expenses	1,034,357	670,204	1,952,471	1,161,392

Income from Operations	3,149,074	3,287,503	6,496,966	6,939,347

Other Income (Expense):
Interest income	25,080	17,005	44,476	34,909
Non-operating income (expense)	(16,294)	-	109,996	-
Net Other Income (Expense)	8,786	17,005	154,472	34,909

Income Before Income Taxes	3,157,860	3,304,508	6,651,438	6,974,256
Provision for Income Taxes	-	-	-	-

Net Income	$3,157,860	$3,304,508	$6,651,438	$6,974,256
Comprehensive income: foreign currency translation adjustments	6,506	-	28,724	-
Comprehensive income	$3,164,366	$3,304,508	$6,680,162	$6,974,256

Basic and Diluted Earnings Per Share	$0.06	$0.04	$0.13	$0.08

Basic and Diluted Weighted Average Shares Outstanding	54,095,103	87,305,912	49,607,552	87,305,912

See the accompanying notes to the condensed consolidated financial statements.

ZEOLOITE EXPLORATION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$6,651,438	$6,974,256
Depreciation and amortization	343,939	742,992
Changes in assets and liabilities:
Accounts receivable	288,228	(118,859)
Other receivables	12,339	(2,766,396)
Advances to suppliers	(5,533,361)	(322,211)
Inventory	317,380	(576,659)
Trade accounts payable	(64,592)	(637,208)
Other payables and accrued expenses	(13,618)	155,147
Income and other taxes payable	(823,838)	2,399,283
Advances from customers	-	(75,424)
Net Cash Provided By Operating Activities	1,177,915	5,774,921

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,169,052)	(2,284,200)
Net Cash (Used) Provided by Investing Activities	(1,169,052)	(2,284,200)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	13,969,714	-
Changes in accounts payable - related parties	(1,926,450)	(2,654,381)
Distribution to shareholders	-	(7,822,477)
Net Cash (Used in) Provided by Financing Activities	12,043,264	(10,476,858)

Effect of Exchange Rate Changes in Cash	303,477	(2,448)

Net Change in Cash	12,355,604	(6,988,585)
Cash and Cash Equivalents at Beginning of Period	10,749,300	10,409,891
Cash and Cash Equivalents at End of Period	$23,104,904	$3,421,306

See the accompanying notes to the condensed consolidated financial statements.

ZEOLITE EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zeolite Exploration Company and Subsidiaries (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s May 17, 2006 Form 8-K Current Report.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - Organization and Nature of Operations

Organization - The Company was organized as a Nevada corporation on May 11, 2001 for the purpose of acquiring, exploring and developing mineral properties. No revenue was derived from the mining operations and losses that were incurred from the date of inception through March 2006. On March 31, 2006 the Company acquired Faith Bloom Limited (Faith Bloom), a British Virgin Islands corporation, and its two wholly owned subsidiaries, Shandong Haize Nanomaterials Co. Ltd. (Shandong Nano) and Shandong Bangsheng Chemical Co. Ltd. (Shandong Chemical), described below.

In conjunction with the Company’s reorganization with Faith Bloom on March 31, 2006, Faith Bloom issued shares of its common stock to certain unrelated institutional and accredited investors for net proceeds of $13,969,714. On the same date but subsequent thereto, the Company issued a total of 50,957,603 shares of common stock to acquire all of the issued and outstanding shares of Faith Bloom. Upon the completion of this transaction the former Faith Bloom shareholders owned 94.2% of the Company. This transaction was recognized as a reverse acquisition for accounting purposes and Faith Bloom’s assets and liabilities remained at their historical cost on the accompanying condensed consolidated financial statements.

Faith Bloom was organized on November 15, 2005 for the purpose of acquiring Shandong Nano and Shandong Chemical as wholly owned subsidiaries. Shandong Nano and Shandong Chemical were formed under the laws of the People’s Republic of China (PRC) and conduct their business operations in the PRC. On April 14, 2006, Faith Bloom capitalized a new wholly owned subsidiary, Shaanxi Haize Nanomaterials Co., Ltd ( Shaanxi Nano), formed under the laws of the PRC for the purpose of constructing and operating a new manufacturing facility. The accompanying condensed consolidated financial statements present the consolidated operations of the Company, Faith Bloom, Shaanxi Nano, Shandong Nano, Shandong Chemical, and their predecessors on a consolidated basis and have been restated on a retroactive basis to present the reorganization described herein as though the reorganizations had been in place for all periods presented.

Nature of Operations - The Company’s two subsidiaries Shandong Nano and Shandong Chemical each represent an operating segment. Gross revenue from operations is split between segments at approximately 25% for Shandong Nano and 75% for Shandong Chemical. Cost of sales represents approximately 62% of revenue for Shandong Nano and 74% of revenue for Shandong Chemical.

Shandong Nano develops, manufactures and markets, a variety of nano-sized precipitated calcium carbonate (NPCC) products for use in various applications. The manufacturing process converts limestone into NPCC by a proprietary method. The unique chemical and physical attributes of NPCC make it a valuable ingredient in tires, paints, polyvinyl chloride (PVC) building materials and other products.

Shandong Chemical manufactures and sells coal based chemical products, namely ammonium bicarbonate, liquid ammonia and methanol. These products are marketed and sold primarily as chemical fertilizer and raw materials in the production of organic and inorganic chemical products including formaldehyde and pesticides.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements - The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States dollars. The accompanying condensed consolidated balance sheets have been translated into United States dollars at the exchange rates prevailing at each balance sheet date. The accompanying unaudited condensed consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition - The Company recognizes revenues from the sale of products when they are realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied.

Comprehensive Income - Other comprehensive income presented in the accompanying condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted average number of shares outstanding during the period presented. For the three-month period ended March 31, 2006 (unaudited), the weighted average number of outstanding shares represent those shares outstanding prior to 1,293,795 shares of common stock being issued for cash and the reorganization of the Company (See Note 2). The Company’s reorganization on March 31, 2006, was recognized as a 4.5 for 1 stock split of the Faith Bloom common stock and the outstanding shares of the Company have been restated retroactively to take this stock split into effect. There were no dilutive common shares outstanding during any period presented.

Additional Accounting Policies - Reference is made to the notes to the audited consolidated financial statements included in the Company’s May 17, 2006 Form 8-K Current Report for additional accounting policies.

NOTE 4 - Inventory

Inventory consisted of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$910,640	$820,025
Finished goods	261,547	658,485
Total Inventory	$1,172,187	$1,478,510

NOTE 5 - Income Taxes

The Company changed its fiscal year to December to conform to the fiscal year of its operating subsidiaries. The Company is not subject to any income taxes in the United States or the British Virgin Islands. The Company’s pre-tax income is comprised entirely from operations in the PRC. Enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. Effective at the beginning of 2005, the Company was granted a “tax holiday” that allows the Company to be exempt from both the federal and local income taxes for the first two profitable years. The “tax holiday” allows the Company to be exempt from 50% of both the federal and local income taxes during the third through the fifth years. The reduced federal and local rates for 2007 through 2009 are 15% and 1.5%, respectively.

NOTE 6 - Contingencies

Economic environment - Significantly all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company's balance sheet and results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign currency remittance - All of the Company’s revenue is earned in the PRC and is denominated in the PRC’s currency of CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 7 - Related Parties

Receivable from related parties - As of June 30, 2006 the Company had $4,269,847 of related party receivables primarily consisting of amounts advanced to related parties for equipment and machinery purchases of which $2,963,978 consisted of a receivable from Shangdong Shengda Chemical Machinery Co., Ltd., $1,303,945 consisted of a receivable from Shandong Shengda Technology Joint Stock Company, and $1,564 consisted of a receivable from Shengda Nanomaterials Company. All equipment and machinery purchases are recorded at cost of the related parties. As of December 31, 2005 the receivable from related parties of $943,308 consisted of a receivable from Shandong Shengda Chemical Machinery Co. Ltd. due to an overpayment by the Company.

Payable to related parties - As of June 30, 2006 the Company had $1,734,081 of payables to related parties, of which $1,390,135 is due to Shandong Shengda Technology Joint Stock Company, $222,714 was due to Shangdong Shengda Chemical Machinery Co., Ltd., $81,459 was due to Shengda Nanomaterials Company, and $39,773 was due to Shengda Chemical Machinery. As of December 31, 2005 the Company owed Shengda Haize $193,150, owed Shangdong Shengda Chemical Machinery Co., Ltd. $135,948 and $18,121 to Shengda Installation.

NOTE 8 - Segment Information

Certain condensed segment information for the three and six-month periods ending June 30, 2006 and 2005 follow:

For the Three Months Ended June 30, 2006	Chemical	Nano-Materials	Total
Revenue from external customers	$10,894,122	$3,579,157	$14,473,279
Cost of products sold	8,062,882	2,226,966	10,289,848
Total operating expenses	287,214	720,858	1,008,072
Income from operations	2,544,026	631,333	3,175,359

For the Three Months Ended June 30, 2005	Chemical	Nano-Materials	Total
Revenue from external customers	$9,373,515	$3,516,416	$12,889,931
Cost of products sold	6,724,095	2,208,129	8,932,224
Total operating expenses	308,489	361,715	670,204
Income from operations	2,340,931	946,572	3,287,503

For the Six Months Ended June 30, 2006	Chemical	Nano-Materials	Total
Revenue from external customers	$23,544,669	$7,394,174	$30,938,843
Cost of products sold	17,875,496	4,613,910	22,489,406
Total operating expenses	481,188	1,100,165	1,581,353
Income from operations	5,187,985	1,680,099	6,868,084

For the Six Months Ended June 30, 2005	Chemical	Nano-Materials	Total
Revenue from external customers	$19,380,625	$6,791,425	$26,172,050
Cost of products sold	13,793,791	4,277,520	18,071,311
Total operating expenses	532,828	628,564	1,161,392
Income from operations	5,054,006	1,885,341	6,939,347

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding future events or our future financial performance that involve certain risks and uncertainties. Any statements contained in this report that are not historical fact may be considered forward-looking statements, and we rely upon the “safe harbor” for forward-looking statements provided by Private Securities Litigation Reform Act of 1995. Actual results could differ materially from these forward-looking statements as a result of the risk factors described in Item 1A of Part II of this quarterly report.

Background

We were organized as a Nevada corporation on May 11, 2001 under the name Zeolite Exploration Company for the purpose of acquiring, exploring and developing mineral properties. We conducted no material operations from the date of our organization until March 2006. On March 31, 2006, we consummated a share exchange pursuant to a Securities Purchase Agreement and Plan of Reorganization with Faith Bloom Limited, a British Virgin Islands company, and its stockholders. As a result of the share exchange, we acquired all of the issued and outstanding capital stock of Faith Bloom in exchange for a total of 50,957,603 shares of our common stock. The share exchange is accounted for as a recapitalization of Zeolite and resulted in a change in our fiscal year end from July 31 to December 31. Faith Bloom Limited is deemed to be the accounting acquiring entity in the share exchange and, accordingly, the financial information included in this quarterly report reflects the operations of Faith Bloom, as if Faith Bloom had acquired us.

Faith Bloom was organized on November 15, 2005 for the purpose of acquiring from Eastern Nanomaterials Pte. Ltd., a Singapore corporation, all of the capital shares of Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd., which are Chinese corporations engaged in the manufacture, marketing and sales of a variety of nano precipitated carbonated calcium (“NPCC”) products and coal based chemicals for use in various applications. On December 31, 2005, Faith Bloom acquired all of the capital shares of Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd.

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. We are a leading manufacturer and supplier of NPCC for tires, plastics, paints, inks, papers and other products in China. We sell our NPCC products directly to leading tire and plastics manufacturers in Northern China. We also manufacture coal-based chemicals including ammonia bicarbonate, liquid ammonia, methanol and melamine. Our coal-based chemicals are delivered directly to our customers or through distributors in Shandong Province, China.

Results of Operations

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

•	manufacturing capacity of NPCC;

•	pricing of our NPCC; and

•	industry demand.

Manufacturing Capacity of NPCC. Our manufacturing capacity of NPCC products reaches 30,000 metric tons per year in April, 2003. Sufficient capacity ensures a stable supply of NPCC for our customers which usually have a large output of products which entails a large demand for NPCC. We plan to increase our annual manufacturing capacity of NPCC by 60,000 metric tons in the second half of 2006 and add additional 100,000 metric tons in 2007.

Pricing of our NPCC product. The pricing of NPCC products are generally determined by the volume of NPCC we manufacture. The more we manufacture, the lower the price of NPCC will be. With respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and PVC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we do not rule out the possibility of reducing selling price properly in order to compete with relatively small competitors. However, we still remain confident in retaining the current gross profit margin level because our unit costs of products are reduced by achieving economies of scale.

Industry demand. Our business and revenue growth depends on the industry demand on NPCC. The downstream industries we supply are tire, PVC building material, paints and paper. Given the difference between the overall demand of those industries and the quantity we currently supply our customers, we believe in the growth potential of our business.

Our ammonia-based chemicals supply local farmers and chemical plants located in Shandong and other surrounding provinces. We have a good relationship with our customers and our products enjoy good reputation in their markets. We believe the demand for our coal-based chemicals will stay stable in the next few years.

Cost of Revenue

Cost of revenue for both NPCC and chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of revenues are as follows:

•	processing technologies of NPCC; and

•	availability and price of coal.

Process technologies of NPCC. The advancement of NPCC processing technologies is crucial to deliver value to our clients. We have already successfully completed the research of a new generation membrane-dispersion technology in conjunction with Tsinghua University. The technology has been verified by experts and is the process of securing a patent. Zeolite and Tsinghua University each have 50% ownership of the technology and Zeolite has the exclusive (100%) right to use the technology. This new technology will enable us to produce NPCC in a more efficient and cost effective way.

Availability and Price of coal. Coal is the key raw material for making our coal-based chemicals as well as the key fuel for calcination of limestone. We have long-term relationship with our coal suppliers. We developed a network of supplier candidates for backup purposes. Coal prices have experienced fluctuation in the past few years and the price curve turned relatively flat in the second half of 2005. Its average price was approximately $60 per metric ton in 2004 and increased to approximately $70 per metric ton in 2005. The average coal price increased to approximately $90 during the first quarter of 2006.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, and (e) the volume and costs of manufacturing of our products.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Sales and marketing expense consists primarily of (a) salaries (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) rebates for customers, and (e) other related overhead. We expect our sales and marketing expense to grow in absolute amounts for the foreseeable future as we further increase our sales. As a result, we will employ more sales staff and pay more commission based on the growing sales.

General and administrative expense consists primarily of (a) salaries (b) labor union fees, (c) insurance fees, (d) lease for housing and property and (e) other related overhead. We expect general and administrative expense to continue to increase in absolute amounts. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

Comparison of Three Months Ended June 30, 2006 and 2005

Revenue

The following table sets forth unaudited information about our revenue by category for the periods indicated:

	For the Three Months Ended June 30,
	2005		2006		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	9,373,515	72.70%	10,894,122	75.27%	1,520,607	16.22%
Nano-material (NPCC)	3,516,416	27.30%	3,579,157	24.73%	60,741	1.78%
Total Revenue	12,889,931	100.0%	14,473,279	100.0%	1,583,348	12.28%

The total revenue of our chemical business increased by $1,520,607 or 16.22% in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. The increase was mainly due to: (1) additional revenue from the introduction of new products such as melamine in the amount of $1,189,384 and (2) increased revenue from the increased average unit selling price by $6.85 for the total amount of $287,926 and (3) additional revenue from increased sales of products by 7,675 tons for $45,130.

The increase of total revenue of our NPCC business was $62,741 or 1.78 % in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. The increase was primarily caused by: (1) additional revenue from increased demand for high margin NPCC for tires by our customers at 1590.825 tons for the total amount of $210,617, (2) suspended manufacturing of low profit margin products such as NPCC for rubber seals, and the decreased sales for PVC building materials and paints due to market conditions, which caused the revenue to decrease by $149,709.

Cost of Revenue and Gross Profit

The following table sets forth unaudited information about our cost of revenue and gross profit by category for the periods indicated:

	For the Three Months Ended June 30,				Period to Period
	2005		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	6,724,095	71.74%	8,062,882	74.01%	1,338,787	19.93%
Nano-material	2,208,129	62.80%	2,226,966	62.22%	18,837	0.90%
Total Cost of Revenue	8,932,224	69.30%	10,289,848	71.10%	1,357,624	15.20%

Gross Profit
Chemical	2,649,420	28.26%	2,831,240	25.99%	181,820	6.89%
Nano-material	1,308,287	37.20%	1,352,191	37.78%	43,904	3.40%
Total Gross Profit	3,957,707	30.70%	4,183,431	28.90%	225,724	5.70%

The cost of revenue of our chemical business increased by $1,338,787 or 19.93% in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. This increase in cost was primarily attributable to the following items: (1) the cost of revenue increased by $2,546,591 as the introduction of the new products such as melamine required more sales expenses and (2) the increased sales of the products by 7,675 tons causing the cost of revenues to increase by $33,397 and (3) increased cost of revenue from the increased unit cost of urea by $12.5 per ton for the total amount of $334,699.

The gross profit of our chemical business decreased from 28.26% to 25.99%. The decrease was caused by (1) increased repair and maintenance expenses in April and the increase of the average unit cost of the products by $6.6 per ton or 2.3% as a result of ceasing manufacturing for 15 days and (2) average unit selling price of some of our products decreased by $5.88 per ton or 0.6% as a result of government microcosmical control .

The cost of revenue of our NPCC business increased by $18,837 or 0.9% in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. Such increase of the cost was mainly due to the increased cost of equipment maintenance.

The gross profit of our NPCC business increased from 37.20% to 37.78%. The main reason for the change was that we suspended manufacturing of low profit margin products such as NPCC for rubber seals, decreased sales of NPCC for PVC building materials and paints by 435 tons and introduced the manufacturing of high profit margin products NPCC for tires by 497 tons due to customers demand.

Operating Expenses

The following table sets forth unaudited information about our operating expenses for the periods indicated:

	For the Three Months Ended June 30,					Period to Period
	2005		2006			Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue		Amount ($)%
Sales and marketing	393,015	3.05%	385,941	2.67%	(7,074)	(1.80%)
General and administrative	277,189	2.15%	648,416	4.48%	371,227	133.93%
Total operating expenses	670,204	5.20%	1,034,357	7.15%	364,153	54.33%

The sales and marketing expenses decreased by $7,074 or 1.80% in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. The decrease was primarily attributable to the following reasons: (1) the sales commission decreased as the result of decreased sale revenue and (2) the sales rebate decreased due to decreased sales.

The general and administration expenses increased by $377,127 or 133.93% in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. The increase was caused by (1) the fees for terminating the license agreement with Singapore Nano Materials Pte. Ltd. for $263,707 and (2) the increased cost for being a public company in the US by $141,619, which was offset by eliminating the provision of depreciation and the payment of lease expenses, which decreased the general and administration expenses by $28,199.

Operating and Other Income

The following table sets forth unaudited information about our operating and other income for the periods indicated:

	For the Three Months Ended June 30				Period to Period
	2005		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Income from operations	3,287,503	25.50%	3,149,074	21.76%	(138,429)	(4.21%)
Interest Income	17,005	0.13%	25,080	0.17%	8,075	(47.49%)

Other income (expense)	—	—	(16,294)	(0.11)	(16,294)	—
Income before provision for income taxes	3,304,508	25.6%	3,157,860	21.82%	(146,648)	(4.44%)

The operating income decreased by $138,429 or 4.21% in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. The decrease was primarily due to (1) the increase of expenses for being a public company for $141,619 and (2) the fees for terminating the license agreement with Singapore Nano Materials Co. Pte. Ltd. for $263,707, which was offset by the increase of income by $260,997 as a result of the introduction of new products and the adjustment of the products mix (increase the manufacturing of the high profit product and suspend the manufacturing of the low profit products) due to market conditions.

The interest income increased by $8,075 or 47.49% in the quarter ended June 30, 2006 compared to the corresponding period of the prior year. Such increase was the result of more cash deposit into our bank accounts due to more cash receipts in the second quarter of 2006.

The non-operating income (expenses) increased by $16,294 in the quarter ended June 30, 2006 due to the loss from the disposal of certain chemical equipment.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenue

The following table sets forth unaudited information about our revenue by category for the periods indicated:

	For the Six Months Ended June 30,				Period to Period
	2005		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	19,380,625	74.05%	23,544,669	76.10%	4,164,044	21.49%
Nano-material	6,791,425	25.95%	7,394,174	23.90%	602,749	8.88%
Total Sales	26,172,050	100.00%	30,938,843	100.00%	4,766,793	18.21%

The total revenue of our chemical business increased by $ 4,164,044 or 21.49% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. The increase was mainly due to: (1) additional revenue from the introduction of a new product melamine in the amount of $3,033,751 and (2) increased revenue from the increased average selling price by $2.2 with the total amount of $64,647 and (3) additional revenue from increased sales of chemical products by 25832.84 tons for $1,147,598.

The increase of total revenue of our NPCC business was $602,749 or 8.88% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. The increase was primarily caused by: additional revenue from increased demand of customers by 1590.825 tons for $866,263 which was offset by $234,809 as a result of the suspension of low profit margin products due to market conditions, which caused the revenue to decrease. We suspended manufacturing NPCC for rubber seals in 2004 because the margin for such NPCC was low.

Cost of Revenue and Gross Profit

The following table sets forth unaudited information about our cost of revenue and gross profit by category for the periods indicated:

	For the Six Months Ended June 30,				Period to Period
	2005		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	13,793,791	71.17%	17,875,496	75.92%	4,081,705	29.59%
Nano-material	4,277,520	62.98%	4,613,910	62.40%	336,390	7.86%
Total Cost of Revenue	18,071,311	69.05%	22,489,406	72.69%	4,418,095	24.48%

Gross Profit
Chemical	5,586,834	28.83%	5,669,173	24.08%	82,339	1.47%
Nano-material	2,513,905	37.02%	2,780,264	37.60%	266,359	10.60%
Total Gross Profit	8,100,739	30.95%	8,449,437	27.31%	348,698	4.30%

The cost of revenue of our chemical business increased by $4,081,705 or 29.59% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. Such increase of the cost was primarily attributable to the following items: (1) the cost of revenue increased by $2,532,767 because the introduction of the new products required more sales expenses and (2) the increased sales of the old products causing the cost of revenues to increase by $943,997 and (3) increased cost of revenue from the increased unit cost as a result of the increased raw materials price in the amount of $663,016. The price of anthracite increased by approximately $2.44 per ton and the price of urea increased by approximately $31.85 per ton during the first half of 2006.

The gross profit of our chemical business decreased from 28.83% to 24.08%. The decrease was caused by (1) the average unit cost of the products increased by $7.21 per ton or 3.5% as a result increased repair and maintenance expenses and (2) average unit selling price of some products decreased by $7.93 per ton or 1.2% as a result of the government microcosmical controls.

The cost of revenue of our NPCC business increased by $336,390 or 7.86% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. Such increase of the cost was mainly due to the following reasons: (1) the average increase of cost of revenue by $2 per ton for anthracite for the total amount of $35,805(2) the increased sales of the products causing the cost of revenues to increase by $435,918, which was offset by the decrease of the cost by $117,252 as a result of the suspension of manufacturing low profit margin products due to low customer demand.

The gross profit of our NPCC business increased from 37.02% to 37.60%. The main reason for the change was due to (1) increased customer demand for high margin products such as NPCC for tires and suspended manufacturing of low profit margin products due to low customers demand.

Operating Expenses

The following table sets forth unaudited information about our operating expenses for the periods indicated:

	For the Six Months Ended June 30,				Period to Period
	2005		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Sales and marketing	721,244	2.76%	765,048	2.47%	43,804	6.07%
Research and development
General and administrative	440,148	1.68%	1,187,423	3.83%	747,275	169.78%
Total operating expenses	1,161,392	4.44%	1,952,471	6.31%	791,079	68.11%

The sales and marketing expenses increased by $ 43,804 or 6.07% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. The increase was primarily attributable to the following reasons: (1) the sales commission increased by $40,557 as a result of increased sale revenue and (2) sales rebate increased by $6,296 because customers purchased more products

The general and administration expenses increased by $747,275 or 169.78% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. The increase was caused by (1) the expenses for expanding NPCC capacity and fees for terminating the license agreement with Singapore Nano Materials Pte.and (2) the increased cost of insurance and salary for employees by $87,970 as the introduction of the new products required more employees and (3) expenses for going public in the amount of $478,696. Such expenses were offset by $ 83,098 due to eliminating the provision of depreciation and the payment of lease expenses.

Operating and Other Income

The following table sets forth unaudited information about our operating and other income for the periods indicated:

	For the Six Months Ended June 30					Period to Period
	2005		2006			Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue		Amount ($)%
Income from operations	6,939,347	26.51%	6,496,966	21.00%	(442,381)	(6.37%)
Interest Income	34,909	0.13%	44,476	0.14%	9567	27.41%
Non-operating income			109,996	0.36%	109,996
Other expenses
Income before provision for income taxes	6,974,256	26.65%	6,651,438	21.50%	(322,818)	(4.63%)

The operating income decreased by $442,381 or 6.37% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. The decrease was primarily due to: the increase of general and administrative expenses including (1) the expenses for being a public company for the amount of $478,696 and (2) the fees for terminating the license agreement in the amount of $263,707. Such increase in expenses was offset by the increase of revenue by $300,022 from the introduction of new products including melamine and the adjustment of the products mix (increased manufacturing of high margin NPCC products for tires and suspended manufacturing of the low profit NPCC products for rubber seals) due to market conditions.

The interest income grew by $ 9,567 or 27.41% for the six months ended June 30, 2006 compared to the corresponding period of the prior year. Such increase was the result of more cash deposit into our bank accounts as a result of more cash receipts in the second quarter of 2006.

The non-operating income increased by $109,996 for the six months ended June 30, 2006 due to revenue from supplying heat arising during the manufacturing process to the local heat administration in the first quarter of 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital of approximately $36.1 million, including cash and cash equivalents of $23.2 million.

Net cash provided by operating activities totaled approximately 1.3 million for the six months ended June 30, 2006 as compared to approximately $5.8 million provided by operating activities for the six months ended June 30, 2005.

Net cash used in investing activities for the six months ended June 30, 2006 totaled approximately $1.2 million, representing amounts used to purchase property and equipment. Net cash used in investing activities for the six months ended June 30, 2005 totaled approximately $2.3 million, also for the purchase of property and equipment.

Net cash proceeds from financing activities for the year the six months ended June 30, 2006 totaled $12.0 million, consisting of $13.9 in net proceeds from the sale of equity securities of Faith Bloom prior to the reverse acquisition transaction described elsewhere in this report, partially offset by a reduction in accounts payable to related parties of $1.9 million. Net cash used in financing activities for the year the six months ended June 30, 2005 was $10.5 million, comprised of a reduction in accounts payable to related parties of $2.7 million and distributions to shareholders of $7.8 million.

As a result of the total cash activities, net cash and cash equivalents increased by $12.5 million from 10.7 million at December 31, 2005 to $23.2 million June 30, 2006.

We believe, based on our current cash levels as well as the operating cash flows expected in 2006, that we will have sufficient funds to finance our current operations for at least the next 12 months. However, in addition to the $1.2 million that we invested in new production facilities and equipment in the first half of 2006, we have also budgeted additional capital expenditures totaling $29 million in the next 12 months to expand capacity and set up research and development centers. There is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our cash and cash equivalents are held for working capital purposes and consist primarily of bank deposits. We do not enter into investments for trading or speculative purposes.

Interest Rate Risk

We currently do not have any long-term debt. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits. We have not used derivative financial instruments in our investment portfolio in order to reduce interest rate risk. Interest earning instruments carry a degree of interest rate risk and our future interest income may change, depending on market interest rate movement.

Foreign Currency Risk

Our business is operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

ITEM 4—CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the period covered by this report, there has been no change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

Risks Related To Our Business

Our NPCC products have limited application. We may not be able to increase the market for our NPCC products. Presently, our existing NPCC products are used as additives for tires, polyvinyl chloride (“PVC”) building materials and water based paints only. Our products, therefore, depend heavily on a limited number of industries. Our growth potential may be limited if we cannot expand the market for our NPCC products. Although we have increased our research and development to expand the range of application of our NPCC products, there is no assurance that we will succeed in our effort.

Our revenues from chemical products depend heavily on government policies. If the government changes its policies, our revenues and profit from our chemical products could decrease significantly. To boost the income of millions of Chinese farmers and enhance China’s national security, the Chinese government has instituted policies that encourage farmers in China to increase their production of grains by limiting the price of ammonium fertilizers while at the same time providing the fertilizer industry some relief, including capping the price of raw materials, providing for preferential pricing for electricity and exempting value added tax. Due to the policies, our chemical business is able to realize a profitable margin. However, the Chinese government changes its policies from time to time. If the Chinese government changes the policies currently in place that compensate our loss due to the price control, our revenues and profit from our chemical business could suffer.

Our chemical manufacturing business is highly risky and hazardous. We may face environmental and safety problems. Our chemical manufacturing process produces exhaust gas and waste water which may pollute the environment. If an accident occurs in our chemical plant, toxic gas and other pollutants could leak and cause serious pollution problems. Moreover, most of our chemical products are flammable, explosive, and dangerous and pose a threat to the health and safety of our employees and residents around our facility, and if any accident occurs during manufacturing or in transportation, there could be dire consequences.

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position. Both our NPCC and chemical businesses use coal as raw material. In the last two years, coal prices have fluctuated substantially. Although the price for coal dropped last year, it may go up again in the future due to the rapid development of the Chinese economy and the resulting huge demand for energy. If the price for coal increases again, our profit margin could decrease considerably.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our NPCC products and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing NPCC products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	the continued acceptance of our NPCC products by the tire industry;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant;

•	rapid technological change;

•	the highly competitive nature of the fine calcium carbonate industry.

If we are successful in obtaining rapid market growth of our NPCC products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchases of raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available.

Our business depends on our ability to protect our intellectual property effectively. If any of our patents is not protected or any of our trade secrets is divulged, we may lose our competitive edge. The success of our business depends in substantial measure on the legal protection of the patents which we are licensed to use or we may co-own as a result of our joint development program with Tsinghua University in China and other proprietary rights in technology we hold. We hold licensed patents in China and have patent applications pending in China regarding technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property in China where the laws may have difficulties to be enforced to protect our proprietary rights as fully as the laws of the United States. The validity and breadth of claims in patents and trade secrets involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents that are licensed to us or that may be issued to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed, or will not develop similar products, and will not duplicate our products, or will not design around any patents issued to or licensed by us.

We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide to us would be negated. Our NPCC products are differently formulated for different applications. The formulas are maintained as trade secrets and are revealed only to a small number of technical and management personnel. The trade secrets provide us a competitive edge in the tire industry and no other NPCC manufacturers have successfully entered the tire industry. If any of the trade secrets are divulged, we could lose our competitive edge in the tire industry and others.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us. Our NPCC products are sold to only a small number of major customers mainly located in Shandong Province and northern China with large orders per year. Our major chemical product liquid ammonia is sold only to a small number of major customers with large orders located within a short distance of our facilities due to the fact that shipping any product long-distance will make it non-competitive in price. Although no customer individually accounted for more than 10% of our revenues for the fiscal year ended December 31, 2005 in our aggregate business, our five largest customers in several market segments such as tires and PVC accounted for approximately 51.67% and 66.23 % of our revenues from these segments in fiscal 2005 and 2004, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer ceases purchasing. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products, our revenues and net income would decline considerably.

Some of our chemical products experience a glut of supply. Our chemical business may suffer if the oversupply lasts for an extended period. Due to an overcapacity of production facilities and increase in foreign imports, the price for coal based chemicals, especially methanol and melamine, has decreased significantly in the last two years. Due to the low cost of our production process, this price decrease has not had a significant impact on our results. However if the oversupply lasts for an extended period, our chemical business may suffer.

Our NPCC business depends significantly on the tire industry. If the composition of tires changes and we fail to develop formulas that are applicable for the new composition, our NPCC business could be harmed. Currently, our NPCC business derives a significant amount of revenues from sales to tire manufacturers. Due to our modification technology, our modified NPCC products can be used in tire production to obtain desired properties since the current tire composition allows for calcium carbonate as additives. If the composition of tires changes in the future, our modification technology may not be able to cope with the change. As a result, our NPCC business could suffer.

We extend relatively long payment terms for accounts receivable. If any of our customers fails to pay us, our revenues may be affected as a result. As is customary in China, we extend relatively long payment terms to our customers ranging from 45 to 90 days. As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations from our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

Our customers often place large orders for products, requiring fast delivery, which impacts our working capital. If our customers do not incorporate our products into their products and sell them in a timely fashion, for example, due to excess inventories, sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms. This failure to pay timely may defer or delay further product orders from us, which may adversely affect our cash flows, sales or income in subsequent periods.

We have difficulties attracting highly-trained personnel. Our business may be harmed as a result. Our business is located in a small city where there are few institutions of higher learning. Our business, however, requires well-trained technical and engineering personnel. Experienced personnel typically tend to be concentrated in major metropolitan areas and unwilling to relocate to a small city. If we are not able to recruit the necessary experienced personnel, we could have a shortage of skilled workers and may not be able to cope with the rapid expansion of our business.

Risks Related To Our Industry

China’s commitments to the World Trade Organization may intensify competition. In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution business and reduction of customs duties. As a result, foreign manufacturers may ship their NPCC products or establish manufacturing facilities in China. Competition from foreign companies may reduce profit margins and hence our business results would suffer.

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share. In China, the chemical industry is undergoing increasing regulations as environmental awareness increases in China. The trend is that the Chinese government toughens its regulations and penalties for violations of environmental regulations. New regulatory actions are constantly changing our industry. Although we believe we have complied with applicable government regulations, there is no assurance that we will be able to do so in the future.

If we cannot compete successfully for market share against other NPCC product companies, we may not achieve sufficient product revenues, and our business could suffer. The market for our products is characterized by intense competition and rapid technological advances. Our products compete with a multitude of products developed, manufactured and marketed by others and we expect competition from new market entrants in the future. Existing or future competing products may provide better quality, greater utility, lower cost or other benefits from their intended uses than our products, or may offer comparable performance at lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues, and our business would suffer.

Risks Related To Doing Business In China

Changes in China’s political or economic situation could harm us and our operational results. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. The economic reforms in China have been conducted under a tight control of the Chinese government. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involves uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi. The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. If we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEOLITE EXPLORATION COMPANY

Date: August 14, 2006	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)