Form 10-Q
period 2006-09-30
ZEOLITE EXPLORATION CO
filed 2006-11-14
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding on November 10, 2006 was 54,095,103 shares.

ZEOLITE EXPORATION COMPANY

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

ZEOLITE EXPLORATION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,293,098	$10,749,300
Trade accounts receivable, less allowance for doubtful accounts of $44 (unaudited), and $0, respectively	5,023,890	3,929,082
Other receivables	4,079,775	4,014,861
Advances to suppliers	128,963	262,591
Inventory	2,844,865	1,478,510
Receivable from related parties	1,581	943,308
Total Current Assets	35,372,172	21,377,652
Property and Equipment, net of accumulated depreciation of $3,263,948 (unaudited) and $2,545,460, respectively	24,521,021	8,579,676
Construction in progress	91,859	—
TOTAL ASSETS	$59,985,052	$29,957,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,342,104	$1,618,492
Other payables and accrued expenses	2,440,821	1,936,971
Income and other taxes payable	651,163	1,282,059
Payable to related parties	2,519,038	347,218
Total Current Liabilities	8,953,126	5,184,740
Shareholders' Equity
Common stock - $0.00001 par value; 100,000,000 shares authorized, 54,095,103 shares (unaudited) and 45,120,000 shares outstanding, respectively	541	451
Additional paid-in capital	22,641,997	8,608,864
Retained earnings	27,340,778	15,962,471
Accumulated other comprehensive income	1,048,610	200,802
Total Shareholders' Equity	51,031,926	24,772,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,985,052	$29,957,328

See the accompanying notes to the condensed consolidated financial statements.

ZEOLITE EXPLORATION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Sale of Products	$18,818,207	$17,159,831	$49,418,129	$43,258,493
Cost of Products Sold	13,237,343	11,850,618	35,717,463	30,100,498
Gross Profit	5,580,864	5,309,213	13,700,666	13,157,995
Operating Expenses:
Selling expense	309,412	231,279	751,842	628,591
General and administrative expense	502,615	241,706	1,758,507	686,388
Total Operating Expenses	812,027	472,985	2,510,349	1,314,979
Income from Operations	4,768,837	4,836,228	11,190,317	11,843,016
Other Income (Expense):
Interest income	33,480	21,496	77,899	56,405
Other income	—	—	126,585	—
Other expense	—	—	(16,494)	—
Net Other Income	33,480	21,496	187,990	56,405
Income Before Income Taxes	4,802,317	4,857,724	11,378,307	11,899,421
Provision for income taxes	—	—	—	—
Net Income	$4,802,317	$4,857,724	$11,378,307	$11,899,421
Comprehensive income: foreign currency translation adjustments	36,584	203,684	152,326	253,639
Comprehensive income	$4,838,901	$5,061,408	$11,530,633	$12,153,060
Basic and Diluted Earnings Per Share	$0.09	$0.06	$0.23	$0.14
Basic and Diluted Weighted Average Shares Outstanding	54,095,103	87,305,912	51,103,402	87,305,912

See the accompanying notes to the condensed consolidated financial statements.

ZEOLITE EXPLORATION COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$11,378,306	$11,899,421
Depreciation and amortization	659,681	929,504
Changes in assets and liabilities:
Accounts receivable	(1,004,215)	894,385
Other receivables	14,314	(4,307,262)
Advances to suppliers	137,064	(289,575)
Inventory	(1,320,184)	(969,973)
Other current assets	—	(9,717)
Trade accounts payable	1,667,554	(1,169,706)
Other payables and accrued expenses	459,644	189,026
Income and other taxes payable	(647,947)	2,799,192
Advances from customers	—	(76,365)
Net Cash Provided by Operating Activities	11,344,217	9,888,930
Cash Flows from Investing Activities:
Purchase of property and equipment	(16,231,659)	(3,664,766)
Construction in progress	(90,696)	—
Net Cash Used in Investing Activities	(16,231,659)	(3,664,766)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	13,969,714	—
Changes in related party receivable / payable	3,085,771	(2,654,381)
Distribution to shareholders	—	(7,822,477)
Net Cash (Used in) Provided by Financing Activities	17,055,485	(10,476,858)
Effect of Exchange Rate Changes in Cash	375,755	99,778
Net Change in Cash	12,543,798	(4,152,916)
Cash and Cash Equivalents at Beginning of Period	10,749,300	10,409,891
Cash and Cash Equivalents at End of Period	$23,293,098	$6,256,975
Supplemental Cash Flow Disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$1,992,077

See the accompanying notes to the condensed consolidated financial statements.

ZEOLITE EXPLORATION COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zeolite Exploration Company and Subsidiaries (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form S-1/A filed with the Securities and Exchange Commission on August 31, 2006.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - Organization and Nature of Operations

Organization - The Company was organized as a Nevada corporation on May 11, 2001 for the purpose of acquiring, exploring and developing mineral properties. No revenue was derived from the mining operation and losses were incurred from the date of inception through March 2006. On March 31, 2006 the Company acquired Faith Bloom Limited (Faith Bloom), a British Virgin Islands corporation, and its two wholly owned subsidiaries, Shandong Haize Nanomaterials Co. Ltd. (Shandong Nano) and Shandong Bangsheng Chemical Co. Ltd. (Shandong Chemical), described below.

In conjunction with the Company’s reorganization with Faith Bloom on March 31, 2006, Faith Bloom issued 1,293,795 shares of its common stock to certain unrelated institutional and accredited investors for net proceeds of $13,969,714. As part of the reverse acquisition of Zeolite Exploration the 1,293,795 shares of Faith Bloom converted to 5,837,603 shares of common stock of Zeolite Exploration Company.

The Company issued 45,120,000 shares of common stock to the remaining shareholders of Faith Bloom. Subsequently, the Company issued 3,137,500 shares of common stock to the shareholders of Zeolite Exploration Company for $63,509. Upon completion of this transaction the former Faith Bloom shareholders owned 94.2% of the Company. This transaction was recognized as a reverse acquisition for accounting purposes and Faith Bloom’s assets and liabilities remained at their historical cost on the accompanying condensed consolidated financial statements.

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

Nature of Operations - The Company’s subsidiaries form two operating segments. Shandong Nano and Shaanxi Nano (collectively, the “Nano Companies”) represent one operating segment and Shandong Chemical represents the other operating segment.

The Nano Companies develop, manufacture and market, a variety of nano-sized precipitated calcium carbonate (NPCC) products for use in various applications. The manufacturing process converts limestone into NPCC by a proprietary method. The unique chemical and physical attributes of NPCC make it a valuable ingredient in tires, paints, polyvinyl chloride (PVC) building materials and other products.

Shandong Chemical manufactures and sells coal based chemical products, namely ammonium bicarbonate, liquid ammonia and methanol. These products are marketed and sold primarily as chemical fertilizer and raw materials in the production of organic and inorganic chemical products including formaldehyde and pesticides.

NOTE 3 - Significant Accounting Policies

Basis of Presentation and Translating Financial Statements - The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars (USD). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying unaudited condensed consolidated statements of operations and the unaudited condensed consolidated statements of cash flows have been translated using the average exchange rates prevailing during the period of each statement.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earnings per share is based on the weighted average number of shares outstanding during the period presented. For the period ending September 30, 2006, the number of outstanding shares represent those shares outstanding prior to March 31, 2006 and commencing on April 1, 2006, the 5,837,603 shares of common stock issued for cash and the 3,137,500 shares recognized in the reorganization of the Company (See Note 2). There were no dilutive common shares outstanding during any period presented.

NOTE 4 - Inventory

Inventory consisted of the following:

	September 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$2,137,565	$820,025
Finished goods	707,300	658,485
Total Inventory	$2,844,865	$1,478,510

NOTE 5 - Income Taxes

Upon completion of the reorganization referred to in Note 2, the Company changed its fiscal year to December to conform to the fiscal year of its operating subsidiaries. The Company is not subject to any income taxes in the United States or the British Virgin Islands. The Company’s pre-tax income is comprised entirely from operations in the PRC. Enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. Effective at the beginning of 2005, the Company was granted a “tax holiday” that allows the Company to be exempt from both the federal and local income taxes for the first two profitable years. The “tax holiday” allows the Company to be exempt from 50% of both the federal and local income taxes during the third through the fifth years. The reduced federal and local rates for 2007 through 2009 are 15% and 1.5%, respectively.

NOTE 6 - Contingencies

Economic environment - The Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. Among other things, the Company's balance sheet and results of operations may be adversely affected by changes in the political and social conditions in the PRC, by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Foreign currency remittance - The Company’s revenue is earned in the PRC and is denominated in the PRC’s currency of CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 7 - Related Parties

Receivable from related parties - As of September 30, 2006 the Company had $1,581 of related party receivables consisting of amounts advanced to Shengda Nanomaterials Company for equipment and machinery purchases. As of December, 31, 2005 the Company had $943,308 due from Shengda Chemical Machinery Co. that was subsequently received.

Payable to related parties - As of September 30, 2006 the Company had $2,519,038 of payables to related parties, of which $1,628,583 is due to Shandong Shengda Technology Joint Stock Company, $353,237 is due to Shangdong Shengda Chemical Machinery Co., Ltd., $199,364 is due to Shengda Nanomaterials Company, and $337,855 is due to Shandong Shengda Chemical Co., Ltd.  As of December 31, 2005 the Company owed Shengda Haize $193,150, Shangdong Shengda Chemical Machinery Co., Ltd. $135,948 and Shengda Installation $18,121.

NOTE 8 - Segment Information

Certain condensed segment information for the three and nine month periods ending September 30, 2006 and 2005 follows:

For the Nine Months Ended September 30, 2006 (unaudited)	Chemical	Nano-Materials	Total
Revenue from external customers	$36,799,991	$12,618,138	$49,418,129
Total segment assets	6,471,281	21,555,032	28,026,312
Cost of products sold	27,745,756	7,971,707	35,717,463
Total operating expenses	445,512	2,064,837	2,510,349
Income from operations	8,608,723	2,581,594	11,190,317
Segment profit	8,778,228	3,105,366	11,884,594

For the Three Months Ended September 30, 2006 (unaudited)	Chemical	Nano-Materials	Total
Revenue from external customers	$13,458,162	$5,360,045	$18,818,207
Total segment assets	6,471,281	21,055,032	28,026,312
Cost of products sold	9,874,302	3,363,041	13,237,343
Total operating expenses	159,617	652,410	812,027
Income from operations	3,424,242	1,344,595	4,768,837
Segment profit	3,449,350	1,352,967	4,802,317

For the Nine Months Ended September 30, 2005 (unaudited)	Chemical	Nano-Materials	Total
Revenue from external customers	$32,526,251	$10,732,242	$43,258,493
Total segment assets	15,187,513	10,496,401	25,683,914
Cost of products sold	23,265,359	6,835,139	30,100,498
Total operating expenses	492,045	822,934	1,314,979
Income from operations	8,768,847	3,074,169	11,843,016
Segment profit	8,819,203	3,080,904	11,900,107

For the Three Months Ended September 30, 2005 (unaudited)	Chemical	Nano-Materials	Total
Revenue from external customers	$13,280,070	$3,879,761	$17,159,831
Total segment assets	15,187,513	10,496,401	25,683,914
Cost of products sold	9,336,417	2,514,201	11,850,618
Total operating expenses	196,691	276,294	472,985
Income from operations	3,746,962	1,089,266	4,836,228
Segment profit	3,688,260	1,169,112	4,857,372

NOTE 9- Restatement of Financial Statement

During the current period, the company realized that the September 30, 2005 interim condensed consolidated financial statements needed to be revised to correct an overstatement of revenues and selling expenses in the amount of $514,968. The correction of these balances had no effect on previously reported net income or earnings per share.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. We are a leading manufacturer and supplier of NPCC for tires, plastics, paints, inks, papers and other products in China. We sell our NPCC products directly to leading tire and plastics manufacturers in Northern China. We also manufacture coal-based chemicals including ammonia bicarbonate, liquid ammonia, methanol and melamine. Our coal-based chemicals are delivered directly to our customers in Shandong Province, China.

Results of Operations

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

•	manufacturing capacity of NPCC;

•	pricing of our NPCC; and

•	industry demand.

Manufacturing Capacity of NPCC. Our manufacturing capacity of NPCC products reached 30,000 metric tons per year in April, 2003. Sufficient capacity ensures a stable supply of NPCC for our customers which usually have a large output of products which entails a large demand for NPCC. We increased our annual manufacturing capacity of NPCC to 90,000 metric tons as of September 30, 2006 and plan to add an additional 40,000 metric tons in April, 2007. By then our annual manufacturing capacity will reach 130,000 metric tons per year.

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

Process technologies of NPCC. The advancement of NPCC processing technologies is crucial to deliver value to our clients. We have already successfully completed the research of a new generation membrane-dispersion technology in conjunction with Tsinghua University. The technology has been verified by experts and we are in the process of securing a patent. Zeolite and Tsinghua University each have 50% ownership of the technology and Zeolite has the exclusive (100%) right to use the technology. This new technology will enable us to produce NPCC in a more efficient and cost effective way.

Availability and Price of coal. Coal is the key raw material for making our coal-based chemicals as well as the key fuel for calcination of limestone. We have a long-term relationship with our coal suppliers. We developed a network of supplier candidates for backup purposes. Coal prices have experienced fluctuation in the past few years and the price curve turned relatively flat in the second half of 2005. Its average price was approximately $60 per metric ton in 2004 and increased to approximately $70 per metric ton in 2005. The average coal price increased to approximately $90 during the third quarter of 2006.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, and (e) the volume and costs of manufacturing of our products.

Operating Expenses

Operating expenses consist of selling and general and administrative expenses. Selling expense consists primarily of (a) salaries (b) commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expense to grow in absolute amounts for the foreseeable future as we further increase our sales. As a result, we will employ more sales staff and pay more commissions based on the sales growth.

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

Comparison of Three Months Ended September 30, 2006 and 2005
Revenue
Item	For the three months ended September 30,
	2005		2006		Period to period change
	Amount ($)	% of total revenue	Amount ($)	% of total revenue	Amount ($)%
Revenue
Chemical	13,280,070	77.39%	13,458,162	71.52%	178,092	1.34%
Nano-material	3,879,761	22.61%	5,360,045	28.48%	1,480,284	38.15%
Total revenue	17,159,831	100.00%	18,818,207	100.00%	1,658,376	9.66%

The revenue of our chemical business had no obvious change for the three months ended September, 2006 compared to the corresponding period of the prior year. The main reason is that our production reached its full capacity, and the company could only adjust its product structure using its technological advantages and focus on the relative high-profit products. Liquid ammonia reached 9,414 metric tons, while methanol was 847 metric tons and melamine was 372 metric tons. Ammonium bicarbonate, with a relative low profit, was 33,971 metric tons. At the same time, the unit sales price of methanol and melamine increased by $1.67 per ton and $7.95 per ton, respectively, compared to the corresponding period of the prior year. Therefore, our revenue increased by $178,092 or 1.34%.

The increase of total revenue of our NPCC business was $1,480,284, or 38.15% for the three months compared to the corresponding period of the prior year. The increase was primarily caused by: (1) additional revenue from increased demand of customers by 3,372 metric tons for $1,448,487; (2) the customers have resumed their demand for tires and seals, thus the NPCC products for tires and seals increased 225 tons and the revenue increased $82,377. Such increase was offset by $50,580 as a result of the decrease of sales price of NPCC products for the plastic, tire, and painting industries by $15 per ton due to the application of the new technology and lower cost at the new plant due to lower price of raw materials.

Cost of Revenue and Gross Profit

Item	For the three months ended September 30,
	2005		2006		Period to period change
	Amount ($)	% of revenue	Amount ($)	% of revenue	Amount ($)%
Cost of revenue
Chemical	9,336,417	70.30	9,874,302	73.37	537,885	5.76
Nano-material	2,514,201	64.80	3,363,041	62.74	848,840	33.76
Total Cost of Revenue	11,850,618	69.06	13,237,343	70.34	1,386,725	11.70
Gross Profit
Chemical	3,943,653	29.70	3,583,860	26.63	-359,793	-9.12
Nano-material	1,365,560	35.20	1,997,004	37.26	631,444	46.24
Total Gross Profit	5,309,213	30.94	5,580,864	29.66	271,651	5.12

The cost of revenue of our chemical business increased by $537,885 or 5.76% for the three months ended September 30, 2006 compared to the corresponding period of the prior year. Such increase of the cost was primarily attributable to the following items: (1) the adjustment of the product structure causing the cost of revenue to increase by $433,689 and (2) cost of revenue increased by $104,196 as a result of the increased raw material price. The price of anthracite increased by approximately $0.9 per ton and the price of electricity increased by approximately $0.004 per kwh.

The gross profit of our chemical business decreased from 29.70% to 26.63%. The main reasons were: (1) the revenue decreased by $255,597 as a result of the decrease of the average unit selling price of ammonium bicarbonate and liquid ammonium by $7.6 per ton and $1.75 per ton, respectively, and (2) the cost of revenue increased by $104,196 as a result of the increase of the unit price for anthracite and electricity by $0.9 per ton and $0.004 per kwh, respectively, which decreased the gross profit by $359,793 or 9.12%.

The cost of revenue of our NPCC business increased by $848,840 or 33.76% for the three months ended September 30, 2006 compared to the corresponding period of the prior year. This was mainly due to increased sales of the products causing the revenue to increase by $929,730, which was offset by the average decrease of the unit cost $16.5 for the total amount of $80,890 as a result of the decreased product cost and the increased capacity of the new plant.

The gross profit in our NPCC business increased from 35.20% to 37.25%. The main reason for the change was due to: (1) the decrease of the unit cost of our product due to the application of new technology and lower price of raw materials and (2) increased sales which resulted in an increase in gross profit of $631,444 or 46.24%.

Operating Expenses

Items	For the three months ended September 30,
	2005(unaudited)		2006 (unaudited)		Period to period change
	Amount($)	% of total revenue	Amount($)	% of Total Revenue	Amount ($)%
Operating expenses
Selling	231,279	1.35	309,412	1.64	78,133	33.78
General and administrative	241,706	1.41	502,615	2.67	260,909	107.94
Total operating expenses	472,985	2.76	812,027	4.31	339,042	71.68

Selling expenses increased by $78,133 or 33.78% for the three months ended September 30, 2006 compared to the corresponding period of the prior year. The main reason was that the increased sales caused sales commission to increase.

The general and administrative expense increased by $260,909 or 107.94% for the three months ended September 30, 2006 compared to the corresponding period of the prior year. This increase was manly due to (1) an increase of general and administrative expenses for $157,343 as a result of the amortization of the construction costs of the new factory put into production and (2) expenses of $103,566 from being a public company.

Operating and Other Income

Items	For the three months ended September 30,
	2005 (unaudited)		2006 (unaudited)		period to period change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Income from operations	4,836,228	28.18	4,768,837	25.34	-67,391	-1.39
Interest Income	21,496	0.13	33,480	0.18	11,984	55.75
Net Income	4,857,724	28.31	4,802,317	25.52	-55,407	-1.14

Operating income decreased by $67,391 or 1.39% for the three months ended September 30, 2006 compared to the corresponding period of the prior year. This was mainly attributable to the increase of revenue in the amount of $1,658,376 , which was offset by the increase of the cost of revenue in the amount of $1,386,725, the increase of the selling expenses in the amount of $78,133 and the increase of the general and administrative expenses in the amount of $260,909, as explained above.

Interest income increased by $11,984 or 55.75% for the three months ended September 30, 2006 compared to the corresponding period of the prior year. Such increase was the result of higher cash deposits in our bank accounts as a result of higher cash receipts in the third quarter of 2006.

For the nine months ended September 30, 2005 and 2006
Revenue
items	For the nine months ended September 30,
	2005		2006		Period to period change
	Amount($)	% of total revenue	Amount($)	% of total revenue	Amount($)%
revenue
chemical	32,526,251	75.19	36,799,991	74.47	4,273,740	13.14
nano-material	10,732,242	24.81	12,618,138	25.53	1,885,896	17.57
total revenue	43,258,493	100.00	49,418,129	100.00	6,159,636	14.24

The total revenue of our chemical business increased by $4,273,740 or 13.14% for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. The increase was mainly due to : (1) additional revenue from increased sales of methanol, liquid ammonia, melamine by 1,640 tons, 9,974 tons, 3,599 tons, respectively, and resulting in an increase of total revenue of $6,840,559;.and (2) increased revenue from increased average selling price of melamine and methanol by $3.14 per ton and $ 1.36 per ton, respectively, and resulting in an increase of $ 52,595, which was offset by the decrease of sales of melamine by 9,532 tons for $642,540 and the decease of average selling price of ammonium bicarbonate and liquid ammonia by $ 8.09 per ton and $2.80 per ton, respectively, which resulted in a decrease of $1,976,874. The increase and decrease of sales were caused by the structure adjustment of our products due to market conditions.

The increase of total revenue from our NPCC business was $1,885,896 or 17.57% for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. The increase was mainly due to additional revenue from the increased demand of customers by 4386 tons for $2,065,896 which was offset by the decrease of the average selling price of the products used by the plastic, tire and paints industries by $6 per ton wich resulted in an increase of $180,000. The decreased price of these products was caused by the decrease of our cost due to the introduction of new technology and lower cost of raw material in our new factory.

Cost of Revenue and Gross Profit
Items	For the nine months ended September 30,
	2005		2006		Period to period change
	Amount ($)	% of total revenue	Amount ($)	% of total revenue	Amount ($)%
Cost of revenue
Chemical	23,265,359	71.53	27,745,756	75.40	4,480,397	19.26
Nano-material	6,835,139	63.69	7,971,707	63.18	1,136,568	16.63
Total cost of revenue	30,100,498	69.58	35,717,463	72.28	5,616,965	18.66
Gross profit
Chemical	9,260,892	28.47	9,054,235	24.60	-206,657	-2.23
Nano-material	3,897,107	36.31	4,646,431	36.82	749,324	19.23
Total gross profit	13,157,995	30.42	13,700,666	27.72	542,667	4.12

The cost of revenue of our chemical business increased by $4,480,397 or 19.26% for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. The increase was mainly due to: (1) the adjustment of products resulted in an increase in cost of revenue by $1,373,672 and increased sales of melamine by 3,599 tons which resulted in an increase of $2,733,620, (2) increased unit cost as a result of the increase in raw material costs which resulted in an increase in the amount of $373,105, of which the price of anthracite and urea increased by $1.6 per ton and $2.12 per ton respectively, and the price of electricity increased by $0.004 per kwh.

The gross profit of our chemical business declined from 28.47% to 24.60% for the following reasons (1) the average selling price of methanol and melamine increased by $1.36per ton and $3.14per ton, respectively, which was offset by a decreased average selling price of ammonium bicarbonate and liquid ammonia by $8 per ton and $2.8 per ton, respectively, resulting in an increase in revenue of $166,448, and (2) the price of our raw materials anthracite and urea increased by $1.6 per ton and $2.12 per ton, respectively, and the price of electricity increased by $0. 004 per kwh resulting in an increase of cost of revenue by $373,105. As a result, the gross profit from our chemical business decreased by $206,657 or 2.23%.

The cost of revenue of our NPCC business increased by $1,136,568 or 16.63% for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. This was mainly due to: (1) the cost of revenue increased by $1,299,881 from increased sales, and (2) a decrease in cost of our products due to increased production capacity at our new facility resulted in a decreased unit cost by $6.03 per ton which in aggregate amounted to $163,313.

Our gross profit increased from 36.31% to 36.82%. This was mainly due to the unit cost of our products decreasing as the result of the introduction of new technology and lower cost of raw materials at our new factory which resulted in an increase in gross profit of $749,324 or 19.23%.

Operating Expenses

Items	For the nine months ended September 30,
	2005(unaudited)		2006(unaudited)		Period to period change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount ($)%
Operating expenses
Selling	628,591	1.45	751,842	1.52	123,251	19.61
General and administrative	686,388	1.59	1,758,507	3.56	1,072,119	156.20
Total operating expenses	1,314,979	3.04	2,510,349	5.08	1,195,370	90.90

Selling expenses for the nine months ended September 30, 2006 increased by $123,251 or 19.61% compared to the corresponding period of the prior year. The main reasons were: (1) sales commission increased by $106,877 and transportation expenses and business expenses grew by $16,374 because of increased sales.

The general and administrative expenses increased by $1,072,119 or 156.2% for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. The main reasons were: (1) the $263,707 increase due to the fees for terminating the license agreement with Singapore Nano Material Pte because our new facility does not use the licensed technology any more (2) salary of the employees increased by $34,949 due to the expansion of the production capacity (3) the going into production and construction amortization expenses increased by $157,343 and (4) expenses of $616,120 from being a public company.

Operating and Other Income

Items	For the nine months ended September 30,
	2005 (unaudited)		2006 (unaudited)		period to period change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Income from operation	11,843,016	27.38	11,190,317	22.64	-652,699	-5.51
Interest Income	56,405	0.13	77,899	0.16	21,494	38.11
Other income	0	0	126,585	0.26	126,585	0
Other expense	0	0	-16,494	-0.03	-16,494	0
Net Income	11,899,421	27.51	11,378,307	23.02	-521,114	-4.38

Operating income decreased by $652,699 or 5.51% for the nine months ended September 30, 2006 compared to the corresponding period of the prior year. This was mainly due to increased revenues of $6,159,636 which was offset by an increase of cost of revenue in the amount of $5,616,956, an increase in selling expenses in the amount of $123,251 and an increase in general and administrative expenses in the amount of $1,072,119.

Interest income for the nine months ended September, 2006 increased by $21,494 or 38.11%. Such increase was due to the fact that more cash was on deposited at our banks.

Other income for the nine months ended September 30, 2006 increased by $126,585 due to the sale of surplus heat from our production process to the heat supply department of the local government.

Other expenses increased by $16,494 for the nine months ended September 30, 2006 compared to the corresponding period of the prior year due to additional expenditure for the disposition of damaged and outdated equipment.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of approximately $26.42 million, including cash and cash equivalents of $23.30 million.

Net cash provided by operating activities totaled approximately $11.34 million for the nine months ended September 30, 2006 as compared to approximately $8.48 million provided by operating activities for the nine months ended September 30, 2005.

Net cash used in investing activities for the nine months ended September 30, 2006 totaled approximately $16.23 million, representing amounts used to purchase property and equipment. Net cash used in investing activities for the nine months ended September 30, 2005 totaled approximately $2.72 million, also for the purchase of property and equipment.

Net cash proceeds from financing activities for the nine months ended September 30, 2006 totaled $17.06 million, consisting of $13.9 million in net proceeds from the sale of equity securities of Faith Bloom prior to the reverse acquisition transaction described elsewhere in this report, and a reduction in accounts payable to related parties of $3.08 million. Net cash used in financing activities for the nine months ended September 30, 2005 was $10.17 million, comprised of an increase in accounts payable to related parties of $2.34 million and distributions to shareholders of $7.8 million.

As a result of the total cash activities, net cash and cash equivalents increased by $12.54 million from 10.7 million at December 31, 2005 to $23.29 million September 30, 2006.

We believe, based on our current cash levels as well as the operating cash flows expected in 2006 and 2007, that we will have sufficient funds to finance our current operations for at least the next 12 months. However, in addition to the $16.2 million that we invested in new production facilities and equipment in the first nine months of 2006, we have also budgeted additional capital expenditures totaling $29 million in the next 12 months to expand capacity and set up research and development centers. There is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

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

Foreign Currency Risk

Our business is operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi against U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

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

ZEOLITE EXPLORATION COMPANY

Date: November 14, 2006	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

ZEOLITE EXPLORATION COMPANY

Date: November 14, 2006	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)