Form 10-K
period 2006-12-31
ShengdaTech, Inc.
filed 2007-03-30
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 01-31937

SHENGDATECH, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Youth Pioneer Park
Taian Economic and Technological Development Zone
Tai’an City, Shandong Province 271000
People’s Republic of China
(Address of Principal Executive Offices)

(86-538) 856-0668
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, par value $.00001	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

As of March 15, 2007, there were 54,095,103 shares of common stock of ShengdaTech, Inc. outstanding. There was no active public trading market as of the last business day of the Company’s second fiscal quarter.

SHENGDATECH, INC.
(A Maryland Corporation)

-i-

PART I

Item 1. Business

Our Industry

Overview

We are engaged in developing, manufacturing and marketing nano precipitated calcium carbonate (“NPCC”), as well as manufacturing and marketing coal-based chemicals, including ammonium bicarbonate, liquid ammonia, methanol and melamine. The two operating businesses possess their own unique strategic direction and tactical plans respectively, as well as separate manufacturing operations, sales and distribution capabilities. We sell our products to plants and farmers mainly through a direct sales force. Geographic markets cover several provinces in North China, among which Shandong Province accounts for a large share of sales.

Nano Precipitated Calcium Carbonate

NPCC refers to ultra fine precipitated calcium carbonate with an average particle diameter of under 100 nano-meters for application as an additive in various products. Due to its special physical and chemical properties, NPCC has been widely applied in paper, paints, rubber and plastic industries. We currently supply NPCC products primarily to the tire and polyvinyl chloride (“PVC”) building materials industries.

Coal Based Chemicals

We manufacture coal based chemicals including ammonium bicarbonate, liquid ammonia, methanol and melamine. Ammonium bicarbonate is mainly used for nitrogenous fertilizers and methanol is used as raw materials of chemical products. Methanol is a chemical material and a clean alternative to fossil fuel. It is used in the chemical industry, pharmaceutical industry, light industry and textile industry. Melamine is the intermediate product of environment friendly resin.

Our Reorganization and Corporation Structure

In March of 2006, our company completed a reverse acquisition of Faith Bloom Limited, a British Virgin Islands company, as a result of which Faith Bloom became our wholly-owned subsidiary and is deemed to be the accounting acquiror of our company. In December of 2005, Faith Bloom completed a reorganization in which it acquired Shandong Haize Nano Co. Ltd. and Shandong Bangsheng Chemical Co. Ltd. as Faith Bloom’s wholly-owned subsidiaries. Except as expressly stated otherwise, all financial information contained in this prospectus has been restated on a retroactive basis to present the reorganizations as though they had been in place for all periods presented. The functional currency of our operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, our consolidated financial statements have been expressed in United States Dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement. In addition, all share information contained in this prospectus gives effect to a one-for- two reverse split of our common stock effected in February 2006. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reorganization” and Note 1 to our consolidated financial statements contained elsewhere in this prospectus for a more detailed description of these reorganizations.

On January 3, 2007, we amended our articles of incorporation to change the name of our company from Zeolite Exploration Company to ShengdaTech, Inc.

Market Opportunity

The Markets for NPCC

China began to research and manufacture NPCC products in the early 1980’s. The total output has increased due to an increase in demand. With continued research and development in the application of NPCC, we believe demand for NPCC will increase.

We believe the fastest growing area for NPCC will be in the tire and PVC building material market. We believe that our NPCC products provide highly effective fillers and additives for tires and PVC building materials. NPCC products are ultra fine and pure, and its particle size and crystal shape can be controlled effectively in the production process. NPCC is highly compatible with rubber if modified by a surface coating agent. It fills the spatial structure in rubber and enhances the property of rubber products. It can be used solely as a filler which has a reinforcing effect, and it also can be applied with other fillers such as precipitated calcium carbonate, argil and titanium oxide for reinforcement, filling, and improving the process and property of products, and reducing rubber content. NPCC can partially substitute some expensive materials such as titanium oxide and silicon dioxide.

When modified with a surface coating agent, NPCC becomes oleophilic and hydrophobic. The surface coating agents for plastics include fatty acid and a coupling agent, and they are compatible with organic substances. As a result, the modified NPCC can be used to fill in plastics such as PVC to increase their glossiness. Applying modified NPCC to plastics has many positive effects such as increased strength, heat resistance and dimension stabilization. More importantly, such application reduces cost substantially. In addition, the oleophilic and hydrophobic traits of modified NPCC can improve the property of tires, increasing wear resistance. Modified NPCC can be used as a substitute for more expensive additives such as titanium oxide and silicon dioxide.

China has become a large tire producing country due to the rapid and tremendous growth in its domestic automobile industry and its status as an international manufacturing center. According to a report by China Economic Daily dated October 10, 2005, China’s total tire output was 239,000,000 units in 2004 which represents a 18.7% increase from 2003. From 1999 to 2004 the average annual growth in tire output was 15%. Currently, we are the only Chinese manufacturer of NPCC that is able to supply the tire market. Consequently, we believe that the tire market will continue to be one of the growing markets for our NPCC products.

China’s PVC building materials market is also growing substantially as a result of China’s continuing urbanization drive and growing real estate market. We anticipate the demand for PVC building materials will continue to grow. We expect that the PVC building materials market will continue to be one of the growing markets for our NPCC products.

NPCC products are widely used in the water based paints industry. With China’s continuing urbanization and its growing investment in the auto industry, the demand for oil based paints has increased. NPCC products are also used in oil based paints, paper and ink. With the application of NPCC products expanding as result of China’s economic growth, we believe our NPCC products will find increased use in these markets.

The Markets for our Coal Based Chemicals

According to a report in China Petro-Chemical Journal, dated February 15, 2006, the agricultural sector in China makes extensive use of chemical fertilizers, consisting of approximately 1/3 of the world’s total consumption. Of this amount, about 70% is nitrogenous fertilizers. According to China Statistics Almanac dated December 31, 2004, in 2004, the national total output of synthetic ammonia fertilizers was 42,222,000 metric tons, a 14.6% increase over the total output in 2003.

Methanol is a major raw material chemical next to ethylene, propylene and benzene. Since 2002, the price of methanol has risen due to the large demand. However, the price began to fluctuate as much as 30% in 2005 due to competition and cost of raw materials. The price of methanol dropped sharply in 2005 due to a supply surge and experienced an increase of 10% in 2006 because of the large domestic demand using methanol as a gasoline additive as well as the demand from its downstream products. China’s melamine market has grown but China’s melamine production capacity has grown even faster. Consequently, its supply exceeds demand at the present time.

New Market Segments We Are Targeting

While maintaining our lead and expanding our market share in the tire and PVC building materials markets, we plan to enter into more new industries in 2007, including polypropylene/polyethylene, silicon adhesive, water paint, paper, etc. and generating sales in the oil based paints market, we are targeting the paper industry and the oil based paints industry.

The first new market segment we are targeting is the paper making market. The papermaking industry will be one of the developing markets for NPCC. China’s paper making industry has entered into a stage of growth. NPCC products are particularly suitable for making newsprint and coated paper. The estimated total output of newsprint in 2005 was around 3.9 million metric tons, a 20% increase over 2004.

The second new market we are targeting is the paints and ink market. NPCC products are widely used in the paints industry. China’s consumption of oil based paints has grown due to the growing construction and building industry.

The third new market is the polypropylene and polyethylene market. Plastic building materials are generally adopted in the construction and building industry and chemical pipelines industry. Our NPCC products are not only widely used in PVC industries, we also aims at the high standards plastic building materials, which have a similar market price to or 10% higher than that of PVC. We will finish the polypropylene and polyethylene sample testing in the second half of 2007.

Our Business

Overview

We are engaged in the business of manufacturing, marketing and selling of a variety of NPCC products and coal based chemicals for use in various applications. We convert limestone into NPCC by a proprietary method. The unique chemical and physical attributes make NPCC a valuable ingredient in tire, paints, PVC building materials and other industries. We are also engaged in the manufacture and sale of coal based chemical products, namely, ammonium bicarbonate, liquid ammonia, melamine and methanol. We market and sell the coal based products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.

Our company owns the only exclusive NPCC development and research lab in China. It is located in Pudong, Shanghai and its excellent working environment will attract more intelligent and excellent NPCC researchers and scholars. Currently there are ten staff working in this lab, each having a masters degree in chemical related fields. They engaged primarily in furthering NPCC related technologies. We believe that our development and research team will enable us to obtain more technological improvements, which will allow us to offer cost-effective and high-quality NPCC products. We recently developed new NPCC products for paper , paints, coatings, polypropylene and polyethylene industries. We expect to ship these products to the market gradually in the second half of 2007.

We deliver our products directly to our customers, including manufacturers and distributors of agrochemicals. We operate sales liaison offices in three major cities in China. The majority of our income is generated from the sale of our NPCC products for the tire and PVC building materials industries and coal based chemicals for the use of agriculture and other chemical manufacturers. Our current growth strategy includes expanding our production capacity to meet demand, increasing our product line, intensifying our research and development efforts to gain advantages in cost and quality and increasing our marketing effort.

We believe we are one of the leading Chinese manufacturers of NPCC products. In fiscal year 2004, we estimate that we manufacture 10% of the total NPCC products in China. Our products have been sold primarily in

Shandong and other parts of northern China. We believe we are the only Chinese NPCC manufacturer that has successfully marketed our products to the tire industry, which gives us the ability to maintain high-margins. Due to its special physical and chemical properties, NPCC has been widely applied in the paper, paints, rubber, and plastics industries.

Our Competitive Strengths

We believe we have the following competitive strengths:

•
Cutting-edge technology. We adopted the high gravity precipitation technology in our current manufacturing process. Although there are five licensees of the technology developed by Beijing University of Chemical Technology, we are the only licensee that has been successful in commercializing this technology, which enables us to produce higher-quality NPCC products and yield a higher percentage of nano particles. In our new facilities recently completed in Shaanxi, we employ the membrane-dispersion technology co-developed with Qinghua University and exclusively owned by us. This advanced technology will enable us to manufacture NPCC products of even higher quality and at lower cost. We believe we are one of the few companies that utilize this advanced technology worldwide.

•
Proprietary modification formulas. In cooperation with Qingdao University of Science and Technology, we developed our proprietary formulas for modifying NPCC products to suite a particular end product. With our formulas, we have developed NPCC products for tires, PVC plastics, papers, etc. We believe we are the only NPCC manufacturer that has successfully entered the tire industry. We also have successfully tested our NPCC products with some customers in the paint and paper industries.

•
Strategic alliances with universities. We have partnerships with various universities in China to develop new NPCC technologies and new NPCC products. We are currently working with Qinghua University to establish a NPCC research center.

•
Greater capacity to meet the demand. We currently have a capacity of 90,000 metric tons per year. That makes us the one of the largest suppliers of NPCC in China. Most of our NPCC costumers engage in manufacturing tires, PVC plastic building materials and require a large amount of NPCC supply as much as 4000 metric tons per year. They need the suppliers who can steadily supply NPCC in large amounts. Due to our capacity, we are in a better position to attract customers.

•
Stable, low-cost supply of limestone. The major raw material for our NPCC products is limestone. To insure a stable, low-cost, and high quality supply of limestone, we have built our new NPCC facility in Xianyang, Shaanxi, a location close to a mine which produces the highest quality limestone in the country. The close vicinity of the mine reduces our shipping cost for limestone. These advantages will enable us to manufacture high-quality NPCC products at a lower cost.

•
Superior Research and Development Capability. Our company owns the only exclusive NPCC development and research lab in China. It is located in Pudong, Shanghai and its excellent working environment will attract more intelligent and excellent NPCC researchers and scholars. Now there are ten staff working in this lab, each having a master degree in chemical related fields. They engaged primarily in furthering NPCC related technologies. We believe that our development and research team will enable us to obtain more technological improvements, which will allow us to offer cost-effective and high-quality NPCC products. We recently developed new NPCC products for paper, paints, coatings, polypropylene and polyethylene industries. We expect to ship these products to the market gradually in the second half of 2007.

Our Strategy

Our primary business strategy is to capitalize on the rising demand of NPCC products and to concentrate on the development, manufacture and marketing of NPCC products. We strive to become the market leader of NPCC products in the world.

Expanding Our Capacity to Meet Demand

Our current NPCC production capacity is 90,000 metric tons per year. To meet the expected rising demand for NPCC products of existing customers and potential new customers, we will continue to expand the NPCC capacity in our new facility in Shaanxi. We plan to add 40,000 tons of NPCC production capacity in May,2007 and 60,000 tons in December,2007. By then, our total NPCC annual production capacity will reach 190,000 tons and we will be the largest NPCC manufacturer in China.

Achieving Low Production Costs

We have adopted new technologies in our manufacturing process. Our use of the membrane dispersion technology jointly developed with Tstinghua University has enabled us to save energy in the production process. In addition, we anticipate spending an average of approximately $2 million per year for the next three years to replace our existing chemical equipment in order to reduce energy consumption and pollution. We believe as a result of these and other factors our production costs will be significantly lower.

Providing High Quality Products

We believe our products are of the highest quality. We are one of the five Chinese NPCC producing companies that use the ultra gravity manufacturing method developed by the Beijing University of Chemical Technology. However, among the five companies, we are the only one that has successfully integrated the ultra-gravity method with a distribution control system, which gives us the ability to maintain high quality NPCC products. Our NPCC products were ISO 9001 certified in 2003 and won accolades such as “Shandong Top Brand” in Q4, 2006. In addition, the membrane-dispersion technology jointly developed by us and Tsinghua University deployed for our new NPCC facility in Xianyang provides us with an even more improved control over the quality of our NPCC products. This technology also enables a very stable production and high yield of nano particles. Our new NPCC products in Xianyang is expected to be certified with ISO9001in the third quarter of 2007. In addition, the lime stone used by our Xianyang facility is mined near the facility and is of very high quality.

Developing Cutting Edge Products Through Research and Development

Our research and development efforts are aimed at finding new varieties of products, improving existing products, improving existing product quality and reducing production costs. We believe we are the only NPCC manufacturer in China that supplies the tire industry due to the fact that we have developed our own proprietary technology for particle modification. This technology enables us to modify the property of a particular NPCC product so that it integrates well with, and improves the general property of, a particular end product to which the NPCC product serves as an additive. We have also jointly developed a new proprietary membrane-dispersion based technology for the manufacture of high-quality NPCC products with lower costs and have successfully adopted this technology in our new factory in Xianyang City, Shaanxi Province. We will continue our research and development efforts in these areas. We have already strengthened our research and development capability by establishing research and development centers in Beijing and Shanghai. We intend to focus significant efforts on opening new markets for our new products. These new products include NPCC products for the paper, paints, coatings, polypropylene and polyethylene industries. We believe these new products will contribute to our growth.

Building a Strong Management Team

Our experienced management team has strong capabilities in leadership and execution. Under their leadership, we have a demonstrated rapid and controlled growth. The members of our management team have an average of ten years of industry experience . To meet the challenges of our growing business, we plan to grow our management team by recruiting more high-quality college graduates including those with higher degrees and training them by giving them increasing responsibilities. We believe a strong management team will ensure our continued success in this industry.

Building a Broad Customer Base

Currently, our products are sold primarily to major customers in Shandong and parts of northern China. We plan to increase our customer base and market our products to other geographic areas in China. We will expand our sales network by setting new sales offices in Xian, Guangzhou and Dalian, in addition to our existing ones in Shanghai, Tsingdao and Beijing. Although our NPCC products are in higher demand, they are only sold to customers concentrated in a couple of industries. We have recently begun our marketing efforts in the paper and paints industries and successfully completed the trial and testing of our samples. We plan to increase our marketing efforts in these industries. We believe doing so will expand and diversify our customer base.

Our Products

We are now focusing on the production of NPCC products and coal based chemicals, which can be divided into the following two categories by function:

NPCC Products	Primary Use
601	Additive for PVC building materials
602	Additive for rubber tire
102	Additive for inks
201	Additive for adhesives and rubber seals
Slurry	Additive for coatings

Coal Based Chemicals	Primary Use
Ammonium-Bicarbonate	Fertilizer
Liquid ammonia	Raw material for pesticides, compound fertilizers, refrigerant
Methanol	Raw material in the manufacture of organic chemicals
Melamine	Raw material in the manufacture of melamine xylenol- formaldehyde resin

We continuously focus on the production of high-quality and low-cost products, and on increasing our sales volume of our NPCC products, which have a gross margin 8% higher than coal-based chemical products.

Our efforts to participate in the tire market and the market for PVC building material products have been relatively successful so far. We have launched new products for water-based paints and generated sales. In the future, we plan to launch new NPCC products for water based paints and enter into new markets, such as paper, polypropylene,/polyethylene and silicon adhesive . We have completed some testing in the paper industry and received positive results. We expect growth in high-end NPCC products for such markets will increase our profitability with a corresponding increase in enterprise value.

We take pride in our quality control. We have established quality assurance systems for our NPCC products from purchases to sales. Our NPCC products passed ISO 9001 in 2003 and won accolades such as “Shandong Top Brand” in the fourth quarter of 2006. Our new product is expected to pass ISO 9001 in the third quarter of 2007. We are seeking to continuously improve our production systems and processes, and to meet the latest requirements of ISO 9001 (Version 2000).

Our Intellectual Property

We have a nonexclusive license from Nano Material Technology Pte. Ltd. and its rights under several patents and related technology for ultra-gravity manufacturing method, developed by Beijing University of

Chemical Technology, for twenty years. In addition, we jointly own a pending patent developed by Tsinghua University on next generation NPCC particle producing technology based on membrane-dispersion techniques. The pending patent is expected to be officially issued in November, 2007.

We also own a proprietary technique for NPCC chemical modification that is applicable to different types of end products critical to adding value to downstream industry plants.

We expect to obtain from our affiliate and our predecessor two registered trademarks with the Trademark office of the State Administration for Industry and Commerce of China relating to the Chinese words “Shengke” and “Taifeng”, the former for our NPCC products and the latter for our coal based chemical. We are in the process of registering the trademarks under our name and expect to complete the process shortly.

Our Research and Development Efforts

We currently have more than 10 staff members on our research and development team located in Tsingdao, Taian and Beijing. All of our research and development staff graduated from junior colleges or achieved an equivalent educational level. Among them, one holds a PhD degree, one is a senior technician, and seven hold masters degrees. Most of our research and development staff have been working in this field for more than four years. Mr. Xukui Chen, our Director of research and development, has engaged in NPCC product research for more than six years. He has spearheaded the effort to develop proprietary technology for chemical modification in NPCC products, which enabled our successful entry into the tire, paints and PVC building material industries. This new technology can be used to modify the property of a specific NPCC product to fit a particular end product and in addition, improve the property of such end product. With this new technology, tires and PVC building materials of equal or better quality can be made at a lower cost.

Our research and development activities can be described as a three-stage process. First, we conduct small scale tests after consultation with scholars at Tsinghua University and Tsingdao University of Science and Technology. During the first stage, we apply surface coating agents to NPCC according to different pre-designed formulas for comparative studies. The modified NPCC is tested for mass, size, oil absorbance and other traits to determine if it displays the appropriate features. During the second stage, about two kilograms of NPCC product is produced with lab equipment using a formula selected at the first stage. The NPCC product produced is applied to an end product such as tire, paint or ink . The end product is then tested for a set of properties and other parameters to see if they meet expectations. If the formula is successful at the second stage, it will be further tested. During the third stage, about 300 kilograms of the NPCC product is manufactured at the NPCC facility using the formula that passed the second test and is sent to potential customers for an industrial scale test. Our research and development staff is dispatched to such customers’ sites to assist with the test.

We are focused on further developing and improving our core manufacturing technologies so that we can expand our product lines and reduce overall costs. In 2006, we completed samples testing of our NPCC products with 22 companies in various industries, such as PVC, rubber, adhesive, latex and coating. We have received positive results from these companies after testing our products and we consider most of them to be potential new customers.

We have entered into joint development agreements with Tsinghua University and Tsingdao University of Science and Technology to develop new NPCC technologies. Under the agreement with Tsingdao University of Science and Technology, we have exclusive ownership to any technology developed. Under the agreement with Tsinghua University, we jointly own any technology developed but with an exclusive right to use such technology. Our joint program with Tsinghua University has produced one patent application filed with the Patent Office of the State Intellectual Property Office of China in May, 2006 with approval pending.

In addition, we have adopted advanced new technology used exclusively for our processing system in our new Xianyang facility, including micro-mix reactors. These improvements not only reduce production costs, but also enable us to further diversify our product lines. We haven’t fully expensed our budget of $9 million for establishing research and development centers in Beijing, Shanghai and Tsingdao, mainly because we purchased a R&D building with a total investment of $2.5 million. This center is able to meet our current R&D demand. In addition, we maintain our R&D cooperation relationship with Tsinghua University and will pay an annual fee of $130,000 to Tsinghua University. As a result, we believe we can better attract senior research personnel at a reasonable cost. We expect the centers to have approximately 34 employees devoted to our research and development efforts. The centers will be a base for training research and technical personnel and developing proprietary technologies. The centers will allow us to partner with research universities in China, such as Tsinghua University and Tsingdao University of Science and Technology.

Our Marketing Efforts

We have established our position as the only Chinese supplier of NPCC products for the tire industry. Our NPCC products have successfully entered the PVC building material industry and we are a leading supplier. We have also succeeded in marketing our NPCC products to the paints industry and generated significant sales. We are actively marketing our NPCC products to the paper and ink industries. We have successfully completed sampling and testing of our products with a number of companies in these industries and expect to start shipping our products to them in the near future.

Our marketing efforts have made us one of the leading suppliers of NPCC products in China. We are also a major supplier of coal based chemicals in Shandong. All of our products are sold in local and regional markets including Shandong province and several provinces in northern China. Presently, our main method of selling our products is direct marketing supplemented with indirect marketing. Our products are sold directly to manufacturers and farmers. We are actively expanding our marketing network into other parts of China. We have established sales offices in multiple locations in China including Shanghai, Tsingdao, Beijing, Xian, Guangzhou and Dalian. We also intend to expand into the international market for NPCC products. We have completed sampling and testing with four foreign companies which are in the paints, PVC and polyethylene industries, respectively. They are located in Thailand, Indonesia, Malaysia and Korea and we expect to supply products to them in the near future. Additionally, our products are being tested by customers from Japan and Netherlands.

Our sales team has approximately 41 members with six in coal-based chemical division, 14 in Shandong Haize Nanomaterials Co., Ltd. and 21 in Shaanxi Haize Nano-materials Co., Ltd. To expand distribution channels and increase our market share, we regularly attend industry fairs and exhibitions, and we have become a member of www.alibaba.com.cn , the largest business-to-business internet website in China.

Raw Materials

Given the importance to our business of key raw materials such as coal and limestone, materials purchasing and materials management are important activities for us. We carefully manage our purchasing efforts and have established company policies involving raw materials procurement. The cost of raw materials amounts to almost 60% of our total production cost.

Supplier Management System

Over the last two years, the price for raw materials such as coal has undergone a great deal of fluctuation in China, which has affected our profit margin. We have adopted measures to reduce risks in raw material supply, including establishing long term relationships with suppliers, diversifying suppliers and supply sources, and seeking long-term contracts with suppliers.

Purchasing Procedures Bidding with View to Quality and Stability of Supplier

Purchasing transactions are conducted in accordance with an invitation for bidding procedure. Potential suppliers are provided the quality standard for the raw material and are invited to make initial offers, which are compared objectively according to relevant quality guidelines. After validating the various suppliers’ service and capabilities for stable supply, we acquire the needed materials from the supplier offering at the lowest cost. Our financial department establishes an oversight process by appointing individuals to conduct independent market research of key price points periodically. There is a standard procedure for conducting such bidding processes and accepting the bids to insure that the all purchasing procedures are being strictly adhered to.

Major Suppliers

The table below lists our major suppliers (5%) as of December 31, 2006.

Major Suppliers for NPCC Business

	Suppliers	Amount Purchased in 2006 (RMB 1,000,000)	% of Total Purchases in 2006
Soft Coal	Shandong Taifeng Minerals Co.	12.90	20.97%
Limestone	Laiwu Niuquan Yujie Stone Factory	2.88	4.67%
Modification agent	Qingdao Siwei Chemical Co. Ltd.	21.00	34.12%
Anthracite	Feicheng Longxin Supply Storage & Transport Co.	10.23	16.63%
Total			76.39%

Major Suppliers for Coal Based Chemical Business

	Suppliers	Amount Purchased in 2006 (RMB 1,000,000)	% of Total Purchases in 2006
Anthracite	Jincheng Qinshui Road Coal Sales Co.	24.58	12.97%
Anthracite	Jincheng Riyuejiu Trading Co., Ltd.	23.68	12.50%
Anthracite	Feicheng Longxin Supply Storage & Transport Co.	20.32	10.72%
Anthracite	Feicheng Tongyun Coal Co.	19.57	10.33%
Urea	Shandong Feicheng City Fertilizer Factory	21.48	11.33%
Urea	Shandong Feida Chemical Technology Co.	19.11	10.08%
Soft Coal	Sahndong Taifeng Minerals Co.	9.91	5.23%
Total			73.16%

Our Major Customers

We have customers in the Shandong province and other parts of northern China. Some of our NPCC customers are large-scale manufacturers of tires or PVC building materials. Our coal based chemical customers are mainly located in Shandong. We have long-term relationships with most of our customers. Our major customers, based on sales revenue over (5%) as of December 31 , 2006, were as follows:

Major Customers of our NPCC Products

Name	Industry	Amount of Sale (RMB 1,000,000)	Percentage of Total Sales
Triangle Tire	Tire	14.72	14.03%
Zhaoyuan Liao	Tire	12.60	12.01%
Double Star Tire	Tire	10.29	9.80%
Zhengjiang Suhui	Tire	6.98	6.65%
Total			42.49%

Dalian Jinyuan	PVC	11.71	20.46%
Qingdao Haiwei	PVC	9.85	17.22%
Quanzhou Lida	PVC	4.57	7.99%
Cangzhou Cangjing	PVC	3.98	6.97%
Changzhou Chuangjia Plastic	PVC	3.92	6.84%
Total			59.48%

Major Customers of Our Coal Based Chemicals

Name	Product	Amount of Sale in 2006 (RMB 1,000,000)	Percentage of Total Sales
Jiulong Experiment Chemical	Liquid Ammonia	6.90	5.50%
Taixin Chemical	Liquid Ammonia	6.84	5.45%
Huayangdier Chemical	Liquid Ammonia	6.72	5.36%
Linyi Zhengfa Chemical	Liquid Ammonia	6.51	5.19%
Laiwu Jinjian Chemical	Liquid Ammonia	6.39	5.09%
Total			26.59%

Tongfa Formaldehyde Factory	Methanol	5.99	7.13%
Jinan Fushihongxin	Methanol	5.75	6.84%
Linyi Yongda Formaldehyde Factory	Methanol	5.67	6.74%
Xinhua Construction Materials	Methanol	5.01	5.95%
Total			26.66%

Our Competition

We are subject to intense competition. Some of our competitors have greater financial resources, larger staff, and more established market recognition in both domestic Chinese and international markets than we have.

In our industry, we compete based upon proprietary technologies, manufacturing capacity, product quality, product cost, and ability to produce a diverse range of products.

Our competitors include NPCC product manufacturers around the world and coal based chemical manufacturers in Shandong. Below is a list of the companies we view as our competitors based on the markets in which we sell our products.

NPCC Products Competitors

Name	Production Capacity	Segment Market	Price ($)
Guangdong Enping Jiawei Chemical Co, Ltd.	PCC: 90,000 mt/year NPCC: 10,000 mt/year	Electrical wire and cable	161-198 /metric ton
Shanghai Perfection Co. Ltd.	N/A	Rubber, adhesive and paints	223-297 /metric ton
Shanghai Xuemei Refined Chemical Factory		Adhesive, paints and plastics	371 /metric ton
Shiraishi Calcium Kaisha, Ltd.	N/A	Paints and coatings, printing ink	496-620 /metric ton

Our competitors in the paper and ink industries mainly come from Japan such as Shiraishi Calcium Kaisha which sells to Chinese auto paints makers and Japanese ink makers in China.

Competitors in Coal Based Chemicals

Name	Production capacity
Hongda Chemical	30,000 metric tons synthetic ammonia
Luye Chemical	50,000 metric tons synthetic ammonia
Shuangfeng Chemical	5,000 metric tons methanol
Feida Chemical	10,000 metric tons methanol

Regulation

In China, waste gas and water discharges in our chemical manufacturing process are regulated and must meet certain standards under China’s environmental laws and regulations. The local branch of China’s Administration of Environmental Protection samples and tests our gas and water discharge regularly. The specifications of these discharges must be consistent with the regulations for industrial waste water and gas and relevant laws and standards, including the Water Pollution Discharge Standard for the Synthetic Ammonia Industry issued by the China Administration of Environmental Protection. Our waste water and gas discharge in the NPCC manufacturing process is not regulated at the present time.

Our business is also regulated by a number of provincial authorities which license the production of chemical products such as those we manufacture. Our coal based chemical facility has been granted a Production Safety License from Shandong Bureau of Safe Production Supervision. Our other NPCC facilities are not required to obtain a Production Safety License.

The Chinese government often adopts temporary measures to achieve its short term economic goals. For example, it issued policies that encourage farmers in China to increase their production of grains in order to boost the income of millions of Chinese farmers and enhance China’s national security. To achieve that goal, it limited the price of ammonium fertilizers while at the same time provided the fertilizer industry some relief, including capping the price of raw materials, allowing preferential price for electricity, and exempting value added tax. Such policies have enabled our chemical business to enjoy a healthy margin.

Our Employees

As of December 31, 2006, we employed 1,355 full-time employees with 433 in Shandong Haize Nano-materials Co.,Ltd., 346 in Shaanxi Haize Nano-materials Co.,Ltd. and 576 in the chemical division. Of our total employees, 5% are management personnel and 3% are sales staff members. We plan to establish trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions, and assist in mediating retirement disputes with union members.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all the employees. Key employees in our NPCC division are also required to sign a confidentiality and non-compete agreement prohibiting them from disclosing our trade secrets or using them for purposes other than benefiting the company. They are also prohibited from competing with the company for five years after termination of employment with the company.

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments.  We are required to contribute to the program at the rates ranging from 8% to 20% of the average monthly salary.  In addition,   we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to as much as 30% or more of the average employees monthly salary. We have purchased social insurance for all of our employees. Social insurance expenses were approximately $223,845 and $302,864 for fiscal year 2005 and 2006, respectively. In the event that any current employee, or former employee, files a complaint with Chinese government, not only will we be required to purchase insurance for such employee, we may be subject to administrative fines. We believe that such fines, if imposed, are immaterial.

Item 1A. Risk Factors

Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

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

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position. Both our NPCC and chemical businesses use coal as raw material. In the last two years, coal prices have fluctuated substantially. Although the price for coal dropped last year, it may increase in the future due to the rapid development of the Chinese economy and the resulting huge demand for energy. If the price for coal increases again, our profit margin could decrease considerably.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our NPCC products and possibly hurting our operating results.   Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing NPCC products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	the continued acceptance of our NPCC products by the tire industry;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant;

•	rapid technological change; and

•	the highly competitive nature of the fine calcium carbonate industry.

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

Our business depends on our ability to protect our intellectual property effectively. If any of our patents is not protected or any of our trade secrets is divulged, we may lose our competitive edge. The success of our business depends in substantial measure on the legal protection of the patents which we are licensed to use or we may co-own as a result of our joint development program with Tsinghua University in China and other proprietary rights in technology we hold. We hold licensed patents in China and have a patent application pending in China regarding technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property in China where the laws may be difficult to enforce to protect our proprietary rights as compared to the laws of the United States. The validity and breadth of claims in patents and trade secrets involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents that are licensed to us or that may be issued to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed, or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

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

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us. Our NPCC products are sold to only a small number of major customers mainly located in Shandong Province and northern China with large orders per year. Our major chemical product liquid ammonia is sold only to a small number of major customers with large orders located within a short distance of our facilities due to the fact that shipping any product long-distance will make it non-competitive in price. Although no customer individually accounted for more than 10% of our total revenues for the fiscal year ended December 31, 2006 in our aggregate business, our four largest customers in the tire and PVC segments accounted for 42.5% and 59.48%, respectively, of our revenues from these segments in fiscal 2006. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to   the risk of substantial losses if a single dominant customer ceases purchasing. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products, our revenues and net income would decline considerably.

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

Our NPCC business depends significantly on the tire industry. If the composition of tires changes and we fail to develop formulas that are applicable for the new composition, our NPCC business could be harmed. Currently, our NPCC business derives a significant amount of revenues from sales to tire manufacturers. Due to our modification technology, our modified NPCC products can be used in tire production to obtain desired properties since the current tire composition allows for calcium carbonate as an additive. If the composition of tires changes in the future, our modification technology may not be compatible with the change. As a result, our NPCC business could suffer.

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

We have difficulties attracting highly-trained personnel. Our business may be harmed as a result. Our business is located in a small city where there are few institutions of higher learning. Our business, however, requires well-trained technical and engineering personnel. Experienced personnel typically tend to be concentrated in major metropolitan areas and may be unwilling to relocate to a small city. If we are not able to recruit the necessary experienced personnel, we could have a shortage of skilled workers and may not be able to cope with the rapid expansion of our business.

Risks Related To Our Industry

China’s commitments to the World Trade Organization may intensify competition. In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution business and reducing customs duties. As a result, foreign manufacturers may ship their NPCC products or establish manufacturing facilities in China. Competition from foreign companies may reduce profit margins and hence our business results would suffer.

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

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

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

Risks Related To The Market For Our Stock

The trading prices of many companies that have business operations only in China have been volatile, which may result in large fluctuations in the price of our common stock and losses for investors. The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations exclusively in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could decrease our stock price regardless of our operating results. The market price of our common stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	additions or terminations of coverage of our common stock by securities analysts;

•	statements by securities analysts regarding us or our industry;

•	conditions or trends in the our industry; and

•	changes in the economic performance and/or market valuations of other NPCC and chemical companies.

The prices at which our common stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.   To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of

$1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely the affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

Item 1B. Unresolved Staff Comments

There are no unresolved comments from the SEC.

Item 2. Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently lease from our affiliate Shandong Shengda Technology, which has land use rights to approximately 123,936 square meters of land consisting of manufacturing facilities, employee quarters, warehouses and office buildings in Taian City, China. Therefore, the land leased from our affiliate Shandong Shengda constitutes the basis of our operations as a manufacturer of NPCC products and coal based chemicals.

In August 2006, Shandong Shengda Technology completed the construction of a new NPCC manufacturing facility with approximately 251,285 square meters in Xianyang City, Shaanxi Province, China. The designed capacity for this facility is 60,000 metric tons of NPCC in the first phase. We are leasing the Xianyang facility from our affiliate Shandong Shengda Technology and have purchase the equipment for the facility. We also plan to expand the capacity of our facility in Xianyang if demand emerges.

The main equipment and machinery of our NPCC business includes ultra gravity reactors, carbonation reactors, limestone kilns, slaking equipment, and packaging machines. The main equipment and machinery of our coal based chemical business include boilers, carbonation towers, desulphurization towers and methanol recycling towers.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. Nevertheless, we plan to replace some of the old chemical equipment with new equipment that consumes less energy and produces less pollution. We believe the retrofitting will provide us with better efficiency. In addition, we believe that the newly completed facility and the expected additional land use rights will be sufficient for our expansion efforts.

Item 3. Legal Proceedings

There are no known pending legal proceedings to which we or our properties are subject.

Item 4. Submission Of Matters To A Vote Of Shareholders

Effective as of November 22, 2006, our board of directors adopted resolutions approving the amendment of our articles of incorporation to (i) change our name from "Zeolite Exploration Company" to "ShengdaTech, Inc."; (ii) authorize ten million (10,000,000) shares of undesignated preferred stock, whereby our board of directors will be authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designated each such class and series, and to fix the rights and preferences of each such class and series; (iii) delete the name and address of the resident agent; (iv) delete the names and addresses of the initial directors; and (v) delete the name and address of the incorporator. The amendment of the Articles of Incorporation of the Company was submitted to the stockholders for approval by written consent in accordance with Section 78.320(2) of the Nevada

General Corporation Law. On November 22, 2006, the holders of 27,645,024 shares of our common stock, constituting a majority of those votes entitled to be cast, voted in favor of the amendment.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, And Issuer Purchases Of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol SGAT.OB. There was no public trading activity in our shares during the past two fiscal years through March 31, 2006. Since our March 31, 2006 reverse merger with Faith Bloom Limited, there has been only minimal trading activity in our shares. The following table provides the high and low sales prices for our common stock as reported for the periods indicated.

	High	Low
Year ending December 31, 2006
Second Quarter	$6.50	$5.00
Third Quarter	$8.10	$6.00
Fourth Quarter	$7.20	$6.00

On December 20, 2006, the last reported sale price of our common stock on the OTCBB was $6.35 per share.

Shareholders

As of March 15, 2007, we had 54,095,103 outstanding shares of common stock held by approximately 169 shareholders of record.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Repurchases of Equity Securities

No repurchases of our common stock were made in a month within the fourth quarter of the fiscal year covered by this report.

Item 6.   Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes, and the other financial information included in this report.

($ and shares in millions, except per share and employee data)

	Year Ended December 31,
	2002	2003	2004	2005	2006
Consolidated Statement of Operations Data:	(unaudited)
Revenue
Chemical	$9,713,234	$22,329,209	$37,369,278	$43,985,596	$50,592,217
Nano-material	4,127,225	7,928,481	12,741,169	14,613,733	22,007,814
Total revenue	13,840,459	30,257,690	50,110,447	58,599,329	72,600,031

Cost of revenue
Chemical	8,573,933	19,280,693	28,526,258	31,752,100	37,924,593
Nano-material	2,482,339	5,087,965	8,124,449	9,264,339	13,297,976
Total cost of revenue	11,056,272	24,368,658	36,650,707	41,016,439	51,222,569
Gross profit	2,784,187	5,889,032	13,459,740	17,582,890	21,377,462
Operating expenses
Sales & marketing	213,893	463,763	763,186	865,338	1,260,647
General & administrative	966,121	1,098,057	926,174	967,357	2,641,474
Impairment of property and equipment	—	—	230,846	—	—
Total operating expenses	1,180,014	1,561,820	1,920,206	1,832,695	3,902,121
Income from operations	$1,604,173	$4,327,212	$11,539,534	$15,750,195	$17,475,341
Other income	—	—	—	129,665	_
Interest income	10,757	6,939	22,848	82,611	140,375
Interest expenses	198,681	219,390	5,331	—	—
Other expenses	—	—	—	—	89,068
Income before provision for income taxes	1,416,249	4,114,761	11,557,051	15,962,471	17,526,648
Provision for tax	619,705	1,624,547	4,144,713	—	—
Net Income	$796,544	$2,490,214	$7,412,338	$15,962,471	$17,526,648
Basic and diluted earnings per share	$.01	$.03	$.08	$.25	$.34
Basic weighted-average shares outstanding	87,305,912	87,305,912	87,305,912	64,455,210	51,900,641
Diluted weighted-average shares outstanding	87,305,912	87,305,912	87,305,912	64,455,210	52,022,801

	As of December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:	(unaudited)
Cash and cash equivalents	$1,733,191	$2,392,280	$10,409,891	$10,749,300	$34,684,142
Trade accounts receivable	565,666	3,549,155	3,761,726	3,929,082	5,588,675
Advances to suppliers	914,754	51,528	—	262,591	872,289
Inventory	1,118,988	1,589,065	1,264,489	1,478,510	2,151,613
Receivable from related parties	—	—	—	943,308	1,601
Total current assets	4,356,836	8,928,289	15,437,578	21,337,652	43,455,672
Property and equipment, net	10,590,233	12,883,879	12,547,242	8,579,676	23,479,725
Total assets	23,493,617	29,891,268	35,780,306	29,957,328	67,029,351
Total current liabilities	5,170,135	9,056,131	7,531,303	5,184,740	9,900,088
Total shareholder's equity	18,323,482	20,835,137	28,249,003	24,772,588	57,129,264

Item 7. management’s discussion and analysis of financial condition and results of operation

Overview

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

Reorganization

We were organized as a Nevada corporation on May 11, 2001 under the name Zeolite Exploration Company for the purpose of acquiring, exploring and developing mineral properties. We conducted no material operations from the date of our organization until March 2006. On March 31, 2006, we consummated a share exchange pursuant to a Securities Purchase Agreement and Plan of Reorganization with Faith Bloom Limited, a British Virgin Islands company, and its stockholders. As a result of the share exchange, we acquired all of the issued and outstanding capital stock of Faith Bloom in exchange for a total of 50,957,603 shares of our common stock. The share exchange is accounted for as a recapitalization of Zeolite and resulted in a change in our fiscal year end from July 31 to December 31. Faith Bloom Limited is deemed to be the accounting acquiring entity in the share exchange and, accordingly, the financial information included in this report reflects the operations of Faith Bloom, as if Faith Bloom had acquired us.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shanxxi, China to run the new NPCC facility in Shanxxi. Effective January 3, 2006, Zeolite changed its name to ShengdaTech, Inc. Our corporate structure is depicted in the following chart:

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

•	manufacturing capacity of NPCC;
•	pricing of our NPCC; and
•	industry demand.

Manufacturing Capacity of NPCC. Our manufacturing capacity of NPCC products rose to 30,000 metric tons per year in April, 2003. Sufficient capacity ensures a stable supply of NPCC for our customers which usually have a large output of products which entails a large demand for NPCC. We increased our annual manufacturing capacity of NPCC to 90,000 metric tons as of December 31, 2006. We plan to add additional 100,000 metric tons in 2007.

Pricing of our NPCC product. The pricing of NPCC products are generally determined by production volume. As production volume increases, the NPCC price decreases. With respect to tire and PVC building materials, the pricing of NPCC products is reduced by replacing some of the relatively expensive carbon black and PVC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we do not rule out the possibility of reducing selling price properly in order to compete with relatively small competitors. However, we still remain confident in retaining the current gross profit margin level because our unit costs of products are reduced by achieving economies of scale.

Industry demand. Our business and revenue growth depends on the industry demand for NPCC. The downstream industries we supply are tire, PVC building rubber, paints and oil ink. Given the difference between the overall demand of those industries, our growing R&D capacity and our current supply volume, we believe in the growth potential of our business.

We supply ammonia-based chemicals to local farmers and chemical plants located in Shandong and other surrounding provinces. We have a good relationship with our customers and our products enjoy good reputation in their markets. We believe the demand for our coal-based chemicals will stay stable in the next few years.

Seasonality. Our chemical business is generally the busiest between February and November of each year due to the high demand of ammonium bicarbonate during the farming season in northern China. Our chemical revenue from this season generally accounts for 70-80% of the total for the year. December to January is typically our slowest period during which the price of our ammonium bicarbonate decreases approximately 6-8%.

Cost of Revenue

Cost of revenue for both NPCC and chemicals consists primarily of (a) consumption of raw and auxiliary raw materials, (b) use of water and electricity, and (c) equipment depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of revenues are as follows:

•	processing technologies of NPCC; and
•	availability and price of coal.

Process Technologies of NPCC. The advancement of NPCC processing technologies is crucial to deliver value to our clients. We have already successfully completed the research of a new generation membrane-dispersion technology in conjunction with Tsinghua University. The technology has been verified by experts and is in the process of securing a patent. The Company and Tsinghua University each have 50% ownership of the technology and the Company has the exclusive (100%) right to use the technology. This new technology will enable us to produce NPCC in a more efficient and cost effective way.

Availability and Price of Coal. Coal is the key raw material for making our coal-based chemicals as well as the key fuel for calcination of limestone. We have long-term relationship with our coal suppliers. We developed a network of supplier candidates for backup purposes. Coal prices have experienced fluctuation in the past few years and the price curve turned relatively flat in the second half of 2005. The average price was approximately $70 per metric ton in 2004 and increased to approximately $80 per metric ton in 2005. The average coal price increased to approximately $90 in 2006.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, and (e) the volume and costs of manufacturing of our products.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Sales and marketing expense consists primarily of (a) salaries, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) rebates for customers, and (e) other related overhead. We expect our sales and marketing expense to grow in absolute amounts for the foreseeable future as we further increase our sales. As a result, we will employ more sales staff and pay more commission based on the growing sales.

General and administrative expense consists primarily of (a) salaries, (b) labor union fees, (c) insurance fees, (d) lease for housing and property and (e) other related overhead. We expect general and administrative expense to continue to increase in absolute amounts. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

Critical Accounting Policies and Estimates

Basis of Presentation and Translating Financial Statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan (Renminbi); however, the accompanying financial statements have been expressed in the United States dollars. The accompanying consolidated balance sheets have been translated into the United States dollars at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement. Refer to Note 11.

Consolidation. The accompanying consolidated financial statements include the accounts and transactions of Shengda Nano and Shengda Chemical through June 2005, the accounts of Eastern Nano and its wholly owned subsidiaries from September 2004 through November 15, 2005, the accounts and transactions of Faith Bloom and its wholly owned subsidiaries from November 15, 2005 through March 31, 2006 and the accounts of the Company and its wholly owned subsidiaries on from March 31, 2006 through December 31, 2006 . In connection with the lease agreements for the land, land use rights, buildings, and certain equipment described in Note 10 to our consolidated financial statements, we have determined that it is not the primary beneficiary due to the significant other operations of the group and therefore those entities are not consolidated in the Company’s financial statements.

Fair Values of Financial Instruments. The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other non-trade receivables, advances to suppliers, receivable from related parties, trade accounts payable, other payables and accrued expenses, advances from customers, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition. We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied.

Trade Receivables and Allowance for Doubtful Account. Trade receivables are carried at original invoiced amounts. As a result of trade receivables being collected subsequent to the balance sheet dates, allowances for doubtful accounts were not recorded at December 31, 2006 and 2005.

Inventory. Inventories are stated at the lower of average cost or net realizable value, with cost determined on an average cost basis.

Valuation of Long-lived Assets. The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

In connection with the agreement between Eastern Nano and Shengda Nano and Shengda Chemical in November 2004 (See Note 1 to our consolidated financial statements), an appraisal was obtained. The long-term assets belonged to Shandong Shengda Nanomaterials Co., Ltd. and Shandong Shengda Chemical Co., Ltd. were transferred at a reduced price. Those assets having a book value greater than the appraised value were impaired in the amount of $230,846. As a result, the loss of Shengda Nano Material and Shengda Chemical were $63,765 and $167,081, respectively.

Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts.

Intangible Assets. Acquisition costs of patents, trademarks, licenses, techniques, formulas, land use rights, and other intangible assets are capitalized and amortized using the straight-line method over their estimated useful lives. For those intangible assets, such as patents, with legal protection over a period, their useful life is the protected period. Intangible Assets that do not have legal protection periods are amortized generally over 5 to 10 years. We do not capitalize internally generated intangible assets. Prior to the transfer of the intangible assets to Shengda Nano and Shengda Chemical described in Note 1 to our consolidated financial statements, we were amortizing land use rights over 50 years and patent techniques over 20 years.

Advances to Suppliers and Advances from Customers. The company, as is the common practice in the PRC, will often pay advanced payments to suppliers for materials, or receive advance payments from customers. Advances to suppliers were $872,289 as of December 31, 2006, and $262,591 as of December 31, 2005. Advances from customers as of December 31, 2006 were $119,923, and $0 as of December 31, 2005.

Retirement Benefit Plans. We contribute to various employee retirement benefit plans organized by provincial governments under which it is required to make monthly contributions at rates prescribed by the related provincial governments. The provincial governments assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

Comprehensive Income. Other comprehensive income presented in the accompanying consolidated financial statements consists of cumulative foreign currency translation adjustments.

Credit Risk. The carrying amounts of accounts receivable included in the consolidated balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. We perform ongoing credit evaluations of each customer’s financial condition. Until December 31, 2004, we maintained allowances for doubtful accounts and such allowances in the aggregate did not exceeded management’s estimates. Since December 31, 2004, all accounts receivable have been collected.

Results of Operations

Comparison for the years ended December 31, 2006 and 2005

Revenue

	For the Year Ended December 31,				Period to Period Change
	2005		2006
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	43,985,596	75.06%	50,592,217	69.69%	6,606,621	15.02%
Nano	14,613,733	24.94%	22,007,814	30.31%	7,394,081	50.60%
Total Revenue	58,599,329	100.00%	72,600,031	100.00%	14,000,702	23.89%

Total Revenue

The total revenue of our chemical business increased by $6,606,621 or 15.02% in 2006 compared to the prior year. The increase was mainly due to: (1) additional revenue of $1,071,528 from increased methanol sales by 2,782 tons and the increased sale price by $6.5 per ton; (2) $3,353,710 from increased sales of liquid ammonia by 14,233 tons and the decreased sale price by $1.58 per ton; (3) $4,579,304 from the increased sales of melamine by 4,169 tons and the increased sale price by $1.96 per ton respectively, which is offset by the decreased sales of ammonium bicarbonate by 10,242 tons and the decrease of price by $7.03 per ton resulting in a decreased revenue of $2,397,921. The increase and decrease of sales were caused by the adjustment of our product mix due to market conditions.

The increase of total revenue from our NPCC business was $7,394,081 or 50.60% in 2006 compared to the prior year. The increase was mainly due to additional revenue from the increased sales of 14,126 tons as a result of our capacity expansion, which was offset by the decreased price by $25.4 per ton which resulted in a decrease of $358,800. The decreased price of these products was caused by the decrease of cost due to the introduction of new technology and lower cost of raw material.
In addition, the change of foreign exchange rate contributed to the increase.

Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	31,752,100	72.19	37,924,593	74.96	6,172,493	19.44
Nano-material	9,264,339	63.39	13,297,976	60.42	4,033,637	43.54
Total Cost of Revenue	41,016,439	69.99	51,222,569	70.55	10,206,130	24.88

Gross Profit
Chemical	12,233,496	27.81	12,667,624	25.04	434,128	3.55
Nano-material	5,349,394	36.61	8,709,838	39.58	3,360,444	62.82
Total Gross Profit	17,582,890	30.01	21,377,462	29.45	3,794,572	21.58

The cost of revenue of our chemical business increased by $6,172,493 or 19.44% in 2006 compared to the prior year. The increase was mainly due to: (1) the adjustment of product mix resulting in an increase in revenue by $1,178,748 and increased sales of melamine by 4169 tons which resulted in an increase of $2,521,428; (2) increased unit cost as a result of the increase in raw material cost which resulted in an increase in the amount of $1,176,057, the price of anthracite increased by $1.9 per ton, and the increase in electricity cost which resulted in an increase in the amount of $967,391 , the price increased by $0.004 per kwh; (3) the price of package increased by $0.03, which caused an increase in the amount of $67,428;(4) the lease cost increased by $261,441 as a result of accounting adjustment.

The gross profit of our chemical business declined from 27.81% to 25.04% and decreased by $434,128 or 3.55% for the following reasons: (1) an increase of gross profit by 4.49% caused by an increase of the average selling price of methanol and melamine by $6.52 per ton and $1.96 per ton, respectively, and the increase of sales by 2,782 tons and 4,169 tons, respectively, which was offset by a decrease of gross profit by 5.92% caused by a decreased average selling price of ammonium bicarbonate and liquid ammonia by $7.03 per ton and $1.56 per ton, respectively, resulting in a decrease of 1.43%, and (2) the price of our raw materials and electricity increased by $1.9 per ton and $0.04 per kwh, respectively, resulting in an increase of cost of revenue. As a result, the gross profit from our chemical business decreased by 2.12%.

The cost of revenue of our NPCC business increased by $4,033,637 or 43.54% in 2006 compared to the prior year. This was mainly due to: (1) the cost of revenue increased by $3,052,393 from increased sales due to the capacity expansion, and (2) the price of electricity and raw material increased by $0.002 per kwh and $1.69 per ton respectively, resulting in an increase of cost of revenue by $905,364 and(3) an increase in the amount of $75,880 caused by the increase of the equipment repair costs.

Our gross profit increased from 36.61% to 39.58%. This was mainly due to the unit cost decrease as the result of the introduction of new technology, the expansion of capacity and lower cost of raw materials at our new factory, which resulted in an increase in gross profit of $3,360,444 or 62.82%.

Operating Expenses

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating Expenses
Sales and Marketing	865,338	1.48	1,260,647	1.74	395,309	45.68
General and Administrative	967,357	1.65	2,641,474	3.64	1,674,117	173.06
Total Operating Expenses	1,832,695	3.13	3,902,121	5.38	2,069,426	112.92

Selling expenses in 2006 increased by $395,309 or 45.68% compared to the prior year. The main reasons were: (1) sales commission increased by $307,340 and (2) the employee’s salary and insurance and the business expenses grew by $53,483 and $34,486 respectively.

The general and administrative expenses increased by $1,674,117 or 173.06% in 2006 compared to the prior year. The main reasons were: (1) the $340,771 increase as R&D fee and (2) salary of the employees increased by $86,411 due to the expansion of the production capacity (3) the lease expense of new NPCC facility’s office building increased by $20,718 and (4) production and construction amortization expenses increased by $322,557 and (5) expenses of $750,041 related to becoming a public company and (6) value of warrant granted as the service compensation was $153,619.

Operating and Other Income

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operation	15,750,195	26.88	17,475,341	24.07	1,725,146	10.95
Interest Income	82,611	0.14	140,375	0.19	57,764	69.92
Other Income	129,665	0.22	—	—	(129,665)	0
Other Expense	—	—	89,068	—	89,068	100

Net Profit	15,962,471	27.24	17,526,648	24.14	1,564,177	9.80

Operating income increased by $1,725,146 or 10.95% in 2006 compared to the prior year. This was mainly due to increased revenues of $14,000,702 which was offset by an increase of cost of revenue in the amount of $10,206,130 and an increase in operating expenses in the amount of $2,069,426.

Interest income in 2006 increased by $57,764 or 69.92%. The increase resulted from increased deposit funds.

In 2006, there was no other income. The income from the sale of surplus heat from our production process to the heat supply department of the local government was recorded in operating income.

Other expenses increased by $89,068 in 2006 compared to the prior year due to finance fee paid to banks in the amount of $72,909 and additional expenditure for the disposition of damaged and outdated equipment in the amount of $16,159.

Comparison of years ended December 31, 2005 and 2004

Total Revenue

	For the Year Ended December 31,
	2004		2005		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	37,369,278	74.57%	43,985,596	75.05%	6,616,318	17.71%
Nano-material	12,741,169	25.43%	14,613,733	24.95%	1,872,564	14.70%
Total Revenue	50,110,447	100.00%	58,599,329	100.00%	8,488,882	16.94%

The total revenue of our chemical business increased by $6,616,318 or 17.71% in 2005 compared to 2004. The main reasons for the increase included: (1) additional revenue from new products such as melamine for $3,914,827 and (2) technical improvement (the installation of decarbonators in our chemical plant enabled us to change our product mix to meet seasonal demand) increasing the sales of high profit products, which caused the increase of revenue by $5,811,350 which was offset by the decrease of sales from low profit products by $3,109,859.

The increase of total revenue of our NPCC business was $1,872,564 or 14.70% in 2005 compared to the prior year. The main reasons for the increase included: (1) additional revenue from new products for $419,075 due to the introduction of new NPCC pulp for tires and (2) revenue increase of $1,453,489 due to increased demand from our customers

Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2004		2005		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	28,526,258	76.34%	31,752,100	72.19%	3,225,842	11.31%
Nano-material	8,124,449	63.77%	9,264,339	63.39%	1,139,890	14.03%
Total cost of revenue	36,650,707	73.14%	41,016,439	69.99%	4,385,732	11.91%
Gross Profit
Chemical	8,843,020	23.66%	12,233,496	27.81%	3,390,476	38.34%
Nano-material	4,616,720	36.22%	5,349,394	36.66%	730,674	15.87%
Total gross profit	13,459,740	26.86%	17,582,890	30.01%	4,123,150	30.63%

The cost of revenue of our chemical business increased by $3,225,842 or 11.31% in 2005 compared to the prior year. Such increase of the cost was primarily due to following items: (1) along with the increase of sales, the cost of revenue increased by $6,732,690 which was offset by the reduction of cost of revenue by $3,506,848 due to the decrease of sales from low profit products.

The cost of revenue to total revenue of our chemical declined from 76.34% in 2004 to 72.19% in 2005 for the reason stated above.

In 2005, the cost of revenue of our NPCC business grew by $1,139,890 or 14.03%. The increase is mainly due to: (1) the cost of revenue increased by $1,095,116 because of the growing sales and (2) higher prices of anthracite, which was offset by the decrease of overhead expenses.

Since the higher product price was offset by the increase of raw materials’ purchasing price, the cost of sales to total revenue almost remained the same in 2004 and 2005 for our NPCC business.

Operating Expenses

	For the Year Ended December 31,				Period to Period Change
	2004		2005
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating expenses
Sales and marketing	763,186	1.52%	865,338	1.48%	102,152	13.38%
General and administrative	926,174	1.85%	967,357	1.65%	41,183	4.45%
Total operating expenses	1,689,360	3.83%	1,832,695	3.13%	143,335	4.56%

The sales and marketing expenses increased by $ 102,152 or 13.38% in 2005. The increase was primarily attributable to the following reasons: (1) sales commission increased $81,131 due to the increased sales revenue and (2) transportation expenses and business expenses increase of $21,021 due to increased sales.

The general and administration expenses increased by $ 41,183 or 4.45% in 2005 compared to the prior year. The increase was caused by (1) asset insurance increase of $ 31,183, and (2) retirement pension increase of $ 10,000.

Operating and Other Income

	For the Year Ended December 31,				Period to Period Change
	2004		2005
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Income from operations	11,539,534	23.03	15,750,195	26.88	4,210,661	36.49
Interest income	22,848.05		82,611.14		59,763	261.57
Interest expenses	5,331.01		—	—	5,331	—
Income before provision for income taxes	11,557,051	23.06	15,832,806	27.02	4,275,755	37.00

The operating revenue increased by $4,210,661 or 36.49% in 2005 compared to 2004. The increase was due to the increase of sales revenue of $8,468,457 which was offset by the increase of cost of sales by $4,365,732 and increase in business expenses of $353,756.

In 2005, the interest income grew by $ 59,763 or 261.57%. The increase resulted from increased deposited funds in 2005. Since some of the borrowings were paid off in 2005, the interest expenses decreased by $5,331.

Liquidity and Capital Resources

	Year ended 31 December
	2003	2004	2005	2006
	Amount ($)
Cash and cash equivalents	2,392,280	10,409,891	10,749,300	34,684,142
Trade accounts receivable	3,549,155	3,761,726	3,929,082	5,588,676
Working capital	2,490,214	7,412,338	15,962,471	17,526,648
Cash provided by operating activities	4,970,917	9,967,038	17,293,248	21,509,893
Cash provided by (used in) investing activities	(2,858,884)	(701,619)	(2,517,152)	(15,457,918)
Cash provided by (used in) financing activities	(1,454,966)	1,248,221	14,574,841	16,880,395

We believe, based on our current cash levels as well as the operating cash flows expected in 2007, that we will have sufficient funds to finance our current operations for at least the next 12 months. However, we have also budgeted additional capital expenditures totaling $29 million in the next 12 months to expand capacity and set up research and development centers. We anticipate that these expenditures will be funded from working capital. The Board is in the process of completing the 2007 capital budget and the capital expenditures noted above are subject to change. There is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash and cash equivalents. Our cash and cash equivalents were held for working capital purposes . We did not enter into investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivables turnover in days were 43 days in 2003, 27 days in 2004, and 24 days in 2005 and 2006. Our receivable turnover in days has been improved during the recent years. The main reason is the increasing sales proportion from Bangsheng, whose sales are generally on cash basis.

Operating activities. Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, impairment of property and plant and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2005 was $17,293,248 and consisted of $15,962,471 of net income, $1,009,577 of depreciation and $69,249 of amortization. Cash provided by working capital and other activities primarily reflected a $71,561 increase in accounts receivable and a $179,322 increase in inventory, and a $ 662,437 decrease in accounts payable.

Cash provided by operating activities for the year ended December 31, 2004 was $9,967,038 and consisted of $7,412,338 of net income, $903,930 of depreciation and $188,367 of amortization. Cash provided by working capital and other activities primarily reflected a $212,347 increase in accounts receivable, a $324,660 decrease in inventories, and a $206,783 decrease in accounts payable.

Cash provided by operating activities for the year ended December 31, 2003 was $4,970,917 and consisted of $2,490,214 of net income, $866,235 of depreciation and 188,856 of amortization. Cash provided by working capital and other activities primarily reflected a $ 2,982,866 increase in accounts receivable and a $468,771 increase in inventories, and a $1,470,903 increase in accounts payable.

Cash provided by operating activities for the year ended December 31, 2006 was $21,663,512 and consisted of $17,526,648 of net income and $1,031,387 of depreciation. Cash provided by working capital and other activities primarily reflected a $611,842 decrease in inventories, and a $1,468,602 increase in accounts payable.

Contractual Obligations And Contingent Liabilities

	As of December 31, 2006	Less than one year	1-3 years	3-5 years	More than 5 years
Short-term loan	$—	$—	$—	$—	$—
Long-term Loan	—	—	—	—	—
Capital lease for building and lands obligations	1,134,206	674,144	460,062	—	—
Capital lease for equipments obligations	198,069	198,069	—	—	—
Trade account payable	2,957,413	2,957,413	—	—	—
Other payable	2,235,758	2,162,691	—	—	—
Income and other taxes payable	1,237,180	1,237,180	—	—	—
Payable to related parties	3,349,814	3,422,881	—	—	—
Advanced from customers	119,923	119,923	—	—	—
Total	$11,232,363	$10,772,301	$460,062	$—	$—

Off-Balance Sheet Arrangements

We do not have into any off-balance sheet arrangements.

Recently Issued Accounting Standards

Recently Enacted Accounting Standard. On January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re- handling costs be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The effects of adoption of SFAS 151 were not material.

On January 1, 2006, the Company adopted FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also superseded APB 25, Accounting for Stock Issued to Employees , and amends SFAS No.95, Statement of Cash Flows . Under SFAS 123R, share-based payments to employees, including the fair value of grants of employee stock options, are recognized in the income statement at their fair value, generally over the option vesting period. The effects of adoption of SFAS 123R were not material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29 , Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions , and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effects of adoption of SFAS 153 were not material.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , a replacement of APB Opinion No. 20, Accounting Changes , and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements . Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The effects of adoption of SFAS 154 were not material.

In June 2005, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements . The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The effects of adoption of EITF No. 05-6 were not material.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 ( SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest- only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ( SFAS 140). SFAS 156 amends SFAS 140 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. FAS 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt FAS 159 for the first fiscal year beginning after November 15, 2007.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements And Supplementary Data

Our consolidated financial statements and related notes are contained on pages F-1 to F-19 of this report.

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls And Procedures

(a)          Evaluation of disclosure controls and procedures.

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

(b)          Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have provided below certain information about our executive officers and directors. Our directors serve for a term of one year or until their successors are duly elected and qualify. Our executive officers serve at the pleasure of our board of directors and have no fixed term of office.

Name	Age	Position
Xiangzhi Chen	44	President, Chief Executive Officer and Director
Anhui Guo	36	Director and Chief Financial Officer
Dongquan Zhang	66	Director
Carl Mudd	63	Director
Sheldon Saidman	64	Director
Xueyi Zhang	34	Vice President
Xukui Chen	33	President of Shandong Bangsheng Chemical Co., Ltd.
Zhaowei Ma	41	President of Shandong Haize Nano-Materials Co., Ltd

Mr. Xiangzhi Chen has served as our chief executive officer, president and director since March 31, 2006. Mr. Chen is the founder of Faith Bloom and its subsidiaries and has served as their chairman and chief executive officer since the subsidiaries’ formation in 2001. He has served as president of Shandong Shengda Technology Co., Ltd since January 2003. He was president of Shandong Shengda Construction Co., Ltd from January 1997 to January 2003.

Ms. Anhui Guo has served as our chief financial officer, vice president and treasurer since March 31, 2006 and as director since February 23, 2007. Ms. Guo has served as chief financial officer of Faith Bloom and its subsidiaries since 2001. Ms Guo was manager of finance of Shandong Shengda Construction Co., Ltd. from January 2001 to January 2003. She has served as manager of finance of Shandong Shengda Technology Co., Ltd. since January 2003. Ms. Guo was licensed as an accountant in 1996.

Mr. Dongquan Zhang has served as our director since February 23, 2007. Mr. Zhang has extensive experience in the chemical industry especially in research and development and regulatory areas. Currently he is a member of the board of directors of All China Association of Petro-Chemical Industry, vice president of Shandong Chemistry and Chemical Engineering Association, and vice president of Shandong Environmental Industry Association, and president of Shandong Chemical Industrial Pollution Prevention Association. From February 1994 to December 2000, he served as director general and senior engineer of the Petro-Chemical Industry of Shandong Province,

Mr. A. Carl Mudd has served as our director since February 23, 2007. Mr. Mudd has extensive management experience especially in the financial area. He has spent the past 14 years consulting with and mentoring CEOs and Boards of Directors major companies on global strategy, business processes and international operations and 27 years as CFO, COO and President of international companies. From 2003 to 2006, he was an advisory director at CIMIC Holdings, Ltd. From 1993 to 1996, he served as director and chairman of the Audit Committee at AM International, Inc. He is a Certified Public Accountant and holds a business degree from St. Edward's University.

Mr. Sheldon Saidman has served as our director since February 23, 2007. Mr. Saidman has extensive senior executive experience especially in marketing and general management. He currently has his own consulting business. From May 2001 to October 2005, he served as president and chief operating officer of Liberty Wire & Cable, Inc. He holds a bachelor’s degree in journalism and public relations from The University of Maryland.

Mr. Xueyi Zhang has served as vice president since March 31, 2006. Mr. Zhang has served as vice president of Shandong Shengda Technology since January 2003. He also served as vice president of Shandong Shengda Construction Co., Ltd from January 2001 to January 2003.

Mr. Xukui Chen has served as president Shandong Bangsheng Chemical Co., Ltd. since October 2006. Mr. Chen is responsible for the management of our chemical business. From October 2005 to October 2006, he served as director of research and development of Shandong Shengda Chemicals Co., Ltd. He was president of Shandong Haize Nanomaterials Co. from October 2004 to October 2004. From October 2003 to September 2004, he was president of the alcohol division of Shengda Group Co., Ltd. He served as vice president of the alcohol division of Shengda Group Co., Ltd. from September 2000 to September 2003.

Mr. Ma has been our president of Shandong Haize Nano-Materials Co., Ltd. since August 2005. Mr Ma is responsible for the overall management of our nano-materials business. From January 2001 to August 2005, he served as director of sales of Shandong Shengda Nanomaterials Co., Ltd.

Board Composition and Committees

Our Board has five (5) members, of which three are independent directors. We have recently established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Carl Mudd, who meets the definition of an “audit committee financial expert” under SEC rulesand whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of Carl Mudd, Dongquan Zhang and Sheldon Saidman, with Carl Mudd as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Dongquan Zhang, Carl Mudd and Sheldon Saidman, with Dongquan Zhang as the chairman, all of whom are “independent” directors.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The nominees are then submitted for election at the annual meeting of stockholders. The committee also submits to the entire Board of Directors, a list of candidates to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending candidates for the Board of Directors, the committee keeps in mind the functions of this body.

The committee considers various criteria, including the ability of the individual to meet SEC and NASDAQ “independence” requirements, general business experience, general financial experience, knowledge of the company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director candidates recommended by a stockholder if the stockholder mails timely notice to the secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the SEC rules and under NASDAQ listing standards and (vi) the name, address, class and number of shares of company stock held by the nominating stockholder.

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Sheldon Saidman, Carl Mudd, and Dongquan Zhang, with Sheldon Saidman as the chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and amendments thereto furnished to us with respect to our most recent fiscal year, we note that Ms. Guo did not timely file a Form 3.

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-B) that applies to our principal executive, financial and accounting officers. ShengdaTech, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Ms. Anhui Guo, CFO, ShengdaTech, Inc., Youth Pioneer Park, Tai'an Economic and Technological Development Zone, Tai'an City, Shandong Province 271000, People's Republic of China.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our executive compensation program is designed to reward responsibility, performance and loyalty. It currently consists of two components: base salary plus retention bonus. The base salary accounts for approximately 80% of the total compensation while the retention bonus accounts for approximately 20% of the total compensation package. The base salary is designed to reward responsibility. The base salary for each officer is determined on the basis of his/her responsibilities and experience and is paid in installments in accordance with the length of time an officer serves for the year. We believe the base salary for Mr. Xiangzhi Chen meets its objective because the salary directly correlates to his corporate responsibility and experience.

The retention bonus is designed to retain valued employees. The amount of retention bonus is determined by the length of time the officer serves the Company. The retention bonus is designed to award officers on the condition that they do not provide services to other businesses during their employment with the Company. We believe the retention bonus has achieved its objectives. In 2006, no executive officers left the Company or served any other company during their employment. The Company had a performance based bonus plan which was suspended in 2004 when the Company was completing its reorganization. The Company may reinstate the performance bonus program in the future.

Compensation Table

Name & Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation	Total
(a)	(b)	(c)	(d)	(g)	(i)	(j)
Xiangzhi Chen, CEO	2006	$200,000	—	$50,000	—	$250,000
Anhui Guo, CFO	2006	$80,000	—	$20,000	—	$100,000
Tim Halter (former CFO)	2006	—	—	—	—	—

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any officer in 2006.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any officer in 2006.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2006.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the officers in 2006.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its officers upon termination or change in control.

Director Compensation

Non-employee directors will receive compensation for their service on the board and board committees consisting of (i) an annual retainer of $35,000, of which $17,000 will be paid in cash and $18,000 in restricted shares of our common stock, (ii) $1,000 for each telephonic meeting and (iii) $5,000 for each in-person meeting. The chairperson of the audit committee will receive an additional $5,000 annually. We will also reimburse directors for travel and other out-of-pocket expenses incurred in connection with their board service.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Analysis and Discussion with the management of the Company. Based on the review and the discussions, the Compensation Committee recommended to Board of Directors that the Compensation Analysis and Discussions be included in the Company’s annual report on Form 10K. The members of the Compensation Committee are Dongquan Zhang, Carl Mudd and Sheldon Saidman.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth information as of March 15, 2007, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 54,095,103 shares of common stock outstanding as of March 15, 2007.

Name and Address	Number of Shares	Percentage Owned
Xiangzhi Chen	22,902,912	44.82%
Anhui Guo	—	—
Xueyi Zhang	—	—
Dongquan Zhang	—	—
Carl Mudd	—	—
Sheldon Saidman	—	—
Xiqing Xu	1,154,584	2.26%
Zhaowei Ma	—	—
Xukui Chen	—	—
Directors and executive officers as a group (8 persons)	24,062,496	47.08%

The address for all these officers and internal directors is Youth Pioneer Park, Tai'an Economic and Technological Development Zone, Tai'an City, Shandong Province 271000, People's Republic of China.

Item 13. Certain Relationships And Related Transactions and Director Independence

On March 31, 2006, we consummated the transactions contemplated by a share exchange agreement among us and the owners of the issued and outstanding capital stock of Faith Bloom Limited, including Xiangzhi Chen, our current chief executive officer and controlling stockholder, and certain of our other officers and directors. Pursuant to the share exchange agreement, we acquired all of the outstanding capital stock of Faith Bloom in exchange for 50,957,603 shares of our common stock. As a result of this transaction, Mr. Chen became the owner of approximately 42% percent of our outstanding common shares.

On March 21, 2006, we entered into a memorandum of understanding with Shandong Shengda Technology Co., Ltd., our affiliate, whereby Shandong Shengda Technology promises to lease the land and NPCC plant being built in Xianyang, Shaanxi to the Company when the construction is completed. Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and an executive officer of Shandong Shengda Technology Co., Ltd.

We do not have any policies or procedures for the review, approval, or ratification of any transaction reported under this section.

Item 14. Principal Accounting Fees And Services

Hansen, Barnett & Maxwell, P.C., has audited our financial statements since the 2005 fiscal year. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Hansen, Barnett & Maxwell, P.C., for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 was $84,000 and the fees billed for the fiscal year ended December 31, 2006 was $164,750.

Audit-Related Fees. There were no fees for assurance and related services by Hansen, Barnett & Maxwell, P.C., for the fiscal years ended December 31, 2005 and December 31, 2006.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Hansen, Barnett & Maxwell, P.C., for the fiscal years ended December 31, 2005 and December 31, 2006.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Hansen, Barnett & Maxwell, P.C., for the fiscal years ended December 31, 2005 and December 31, 2006.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in this Annual Report on Form 10-K commencing on the page numbers specified below

(2) Financial Statement Schedules

None

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SHENGDATECH, INC. AND SUBSIDIARIES

HANSEN, BARNETT& MAXWELL, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Shengdatech, Inc.

We have audited the accompanying consolidated balance sheets of Shengdatech, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shengdatech, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 21, 2007

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$34,684,142	$10,749,300
Trade accounts receivable	5,588,676	3,929,082
Other non-trade receivables	157,352	4,014,861
Advances to suppliers	872,289	262,591
Inventory	2,151,612	1,478,510
Receivable from related parties	1,601	943,308
Total Current Assets	43,455,672	21,377,652
Property and Equipment, net of accumulated depreciation of
$3,674,605 and $2,545,460, respectively	23,573,680	8,579,676
Total Assets	$67,029,352	$29,957,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$2,957,413	$1,618,492
Other payables and accrued expenses	2,235,758	1,936,971
Income and other taxes payable	1,237,180	1,282,059
Advances from customers	119,923	-
Payable to related parties	3,349,814	347,218
Total Current Liabilities	9,900,088	5,184,740
Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized;
54,095,103 shares and 45,120,000 shares outstanding, respectively	540	451
Additional paid-in capital	21,824,121	8,608,864
Statutory reserves	3,301,379	2,394,371
Retained earnings	30,187,740	13,568,100
Accumulated other comprehensive income	1,815,484	200,802
Total Shareholders' Equity	57,129,264	24,772,588
Total Liabilities and Shareholders' Equity	$67,029,352	$29,957,328

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2006	2005	2004
		(Restated)	(Restated)

Sale of Products	$72,600,031	$58,599,329	$50,110,447
Cost of Products Sold	51,222,569	41,016,439	36,650,707
Gross Profit	21,377,462	17,582,890	13,459,740
Operating Expenses
Selling expense	1,260,647	865,338	763,186
General and administrative expense	2,641,474	967,357	926,174
Impairment of property and equipment	-	-	230,846
Total Operating Expenses	3,902,121	1,832,695	1,920,206
Income from Operations	17,475,341	15,750,195	11,539,534
Other Income (Expense)
Interest income	140,375	82,611	22,848
Non-operating income (expense)	(89,068)	129,665	(5,331)
Net Other Income (Expense)	51,307	212,276	17,517
Income Before Income Taxes	17,526,648	15,962,471	11,557,051
Provision for Income Taxes	-	-	4,144,713
Net Income	$17,526,648	$15,962,471	$7,412,338

Basic Earnings Per Share	$0.34	$0.25	$0.08
Diluted Earnings Per Share	$0.34	$0.25	$0.08

Basic Weighted-Average Shares Outstanding	51,900,641	64,455,210	87,305,912
Diluted Weighted-Average Shares Outstanding	52,022,801	64,455,210	87,305,912

Net Income	$17,526,648	$15,962,471	$7,412,338
Other Comprehensive Income:
Foreign currency translation adjustment	1,614,682	200,271	1,528
Comprehensive Income	$19,141,330	$16,162,742	$7,413,866

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

							Accumulated
			Additional	Receivable			Other	Total
	Common Stock		Paid-in	From	Statutory	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shareholder	Reserves	Earnings	Income	Equity
Balance, December 31, 2003	87,305,912	$873	$16,657,514	$-	$218,977	$3,958,770	$(997)	$20,835,137
Net income for the year	-	-	-	-	972,101	6,440,237	-	7,412,338
Foreign currency translation adjustment	-	-	-	-	-	-	1,528	1,528

Balance, December 31, 2004	87,305,912	873	16,657,514	-	1,191,078	10,399,007	531	28,249,003
Noncash capital contribution	45,124,979	451	8,609,395	(3,444,924)	-	-	-	5,164,922
Distribution to shareholders	(87,310,891)	(873)	(16,658,045)	-	-	(11,590,085)	-	(28,249,003)
Collection of receivable from shareholder	-	-	-	3,444,924	-	-	-	3,444,924
Net income for the year	-	-	-	-	1,203,293	14,759,178	-	15,962,471
Foreign currency translation adjustment	-	-	-	-	-	-	200,271	200,271

Balance, December 31, 2005	45,120,000	451	8,608,864	-	2,394,371	13,568,100	200,802	24,772,588

Shares issued for cash, $2.39 per share	5,837,603	58	13,969,656	-	-	-	-	13,969,714
Shares issued to acquire Shengdatech, Inc.
recorded as a purchase	3,137,500	31	63,478	-	-	-	-	63,509
Distribution of cash in purchase of equipment
from select shareholders	-	-	(971,496)	-	-	-	-	(971,496)
Warrants issued for consulting services	-	-	153,619	-	-	-	-	153,619
Net income for the year	-	-	-	-	907,008	16,619,640	-	17,526,648
Foreign currency translation adjustment	-	-	-	-	-	-	1,614,682	1,614,682
Balance, December 31, 2006	54,095,103	$540	$21,824,121	$-	$3,301,379	$30,187,740	$1,815,484	$57,129,264

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$17,526,648	$15,962,471	$7,412,338
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,031,387	1,009,577	903,930
Amortization	-	69,249	188,367
Impairment of property and equipment	-	-	230,838
Loss on disposal of property and equipment	16,377	-	-
Compensation paid with warrants	153,619	-	-
Change in current assets and liabilities:
Trade accounts receivable	(1,635,713)	(71,561)	(212,347)
Other receivables	4,040,220	-	-
Advances to suppliers	(588,722)	(258,433)	51,530
Inventory	(611,842)	(179,322)	324,660
Accounts payable	1,468,602	(662,437)	(206,783)
Other payables and accrued expenses	230,538	238,137	(72,376)
Income and other taxes payable	(85,055)	1,261,756	1,358,419
Advances from customers	117,453	(76,189)	(11,538)
Net Cash Provided by Operating Activities	21,663,512	17,293,248	9,967,038
Cash Flows from Investing Activities:
Purchases of property and equipment	(15,365,898)	(2,517,152)	(701,619)
Construction in progress	(92,020)	-	-
Net Cash (Used in) Investing Activities	(15,457,918)	(2,517,152)	(701,619)
Cash Flows from Financing Activities:
Net change in short-term loans	-	-	(1,208,196)
Net change in short-term notes payable	-	-	(96,656)
Other non-trade receivables	-	(5,181,418)	1,344,821
Change in accounts payable - related parties	2,929,625	(1,570,946)	(1,288,190)
Distribution to shareholders	(971,496)	(7,822,477)	-
Change in accounts receivable - related parties	952,552	-	-
Proceeds from issuance of common stock	13,969,714	-	-
Net Cash Provided by (Used in) Financing Activities	16,880,395	(14,574,841)	(1,248,221)
Effect of Exchange Rate Changes on Cash	848,853	138,154	413
Net Increase in Cash and Cash Equivalents	23,934,842	339,409	8,017,611
Cash and Cash Equivalents at Beginning of Period	10,749,300	10,409,891	2,392,280
Cash and Cash Equivalents at End of Period	$34,684,142	$10,749,300	$10,409,891

Supplemental Cash Flow Information:
Taxes paid	$872,156	$3,485,546	$2,675,371
Interest paid	-	-	5,346

Schedule of Noncash Investing and Financing Activities
Distribution paid by owner directly to investors	$-	$5,164,922	$-
Noncash capital investment into Eastern Nano by the investors	-	8,609,846	-
Shares issued for net assets of Shengdatech, Inc.	63,509	-	-
Noncash distribution to shareholders:
Other non-trade receivables	$-	$(301,111)	$-
Land and building	-	(5,821,565)	-
Intangible assets	-	(7,795,486)	-
Liability incurred	-	(1,343,442)	-
	$-	$(15,261,604)	$-

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization and nature of operations - On March 2, 1998, a group of 19 investors (referred to herein as the Investors), of which Mr. Chen Xiangzhi (Mr. Chen) holds a controlling interest, formed Shandong Shengda Nano Co., Ltd. (Shengda Nano) under the laws of the People’s Republic of China (PRC). Shengda Nano has developed, and manufactures and markets, nano-sized precipitated calcium carbonate in the PRC for use in the production of automobile tires.

On November 13, 2001, the Investors formed Shandong Shengda Chemical Co., Ltd. (Shengda Chemical) under the laws of the PRC. Shengda Chemical manufactures and sells ammonium bicarbonate, liquid ammonia and methanol in the PRC for use as chemical fertilizer and in the production of other organic and inorganic chemical products including formaldehyde and pesticides.

During September 2004, the Investors formed Dongfang Nano-Materials Pte. Limited, a Singapore private limited company, subsequently renamed Eastern Nano-Materials Holdings Pte. Ltd. (Eastern Nano), and formed Shandong Haize Nano Co. Ltd. (Haize Nano) and Shandong Bangsheng Chemical Co. Ltd. (Bangsheng Chemical) as subsidiaries of Eastern Nano in the PRC (the Eastern Nano Subsidiaries). On November 24, 2004, the Investors agreed to transfer all of the operations and all of the assets and liabilities of Shengda Nano and Shengda Chemical, except for $7,822,477 of cash, $301,111 of other non-trade receivables, their land, land use rights and buildings, (the Acquired Assets) to the Eastern Nano Subsidiaries and to cause the Eastern Nano Subsidiaries to assume $1,343,442 of additional liabilities from the Investors. In June 2005, the Eastern Nano Subsidiaries consummated the acquisition of the Acquired Assets for $5,164,922. The purchase was financed and paid by Mr. Chen personally borrowing $5,250,000 from a third-party lender and paying $5,164,922 thereof to the Investors. The payments were made to the Investors in order to accomplish the transfer in accordance with the laws of the PRC and in accordance with the terms of the purchase agreement. Immediately thereafter, the Investors each repaid their proportionate share of $5,164,922 of Mr. Chen’s note payable to the third-party. The land, land use rights and buildings that Shengda Nano and Shengda Chemical retained were thereafter leased to the Eastern Nano Subsidiaries.

The transfer of the Acquired Assets to the Eastern Nano Subsidiaries was recognized in June 2005 as a reorganization of Shengda Nano and Shengda Chemical into the Eastern Nano Subsidiaries. The assets and liabilities of Shengda Nano and Shengda Chemical, including the assets retained by Shengda Nano and Shengda Chemical, were recorded at their historical carrying value of $28,249,003. The net assets that were retained by Shengda Nano and Shengda Chemical and the liabilities assumed from the Investors were recognized as distributions to the Investors at their fair values and consisted of the following:

Distribution to shareholders:
Cash	$7,822,477
Other non-trade receivables	301,111
Land and buildings	5,821,565
Intangible assets - land use rights	7,795,486
Liabilities assumed	1,343,442
$23,084,081

Those net assets and the $5,164,922 paid to the Investors by Mr. Chen were recognized as capital distributions to the Investors totaling $28,249,003. The repayment by the Investors of $5,164,922 of Mr. Chen’s note payable to the third-party lender was recognized as an $8,609,846 non-cash capital investment into Eastern Nano by the Investors, which included a $3,444,924 receivable from a shareholder. The accompanying consolidated financial statements include the operations of Shengda Nano and Shengda

Chemical for the periods prior to the reorganization and the operations of Eastern Nano and its subsidiaries for the periods after the reorganization.

On November 15, 2005, the Investors formed Faith Bloom Limited (Faith Bloom) under the laws of the British Virgin Islands. On December 31, 2005, Eastern Nano transferred the Eastern Nano Subsidiaries to Faith Bloom in exchange for the issuance of 10,000,000 shares of Faith Bloom common stock to the Investors. The transfer of the Eastern Nano Subsidiaries to Faith Bloom was recognized as a reorganization of Eastern Nano and the Eastern Nano Subsidiaries into Faith Bloom with the assets and liabilities remaining at their historical cost.

On March 31, 2006, Faith Bloom issued 1,293,795 shares of common stock to certain unrelated institutional and accredited investors in exchange for $15,000,000 less $1,030,286 of costs associated therewith. Upon consummation of this transaction and on the same date, Faith Bloom entered into an agreement with Zeolite Exploration Company, a Nevada corporation (”Zeolite”), to exchange all of Faith Bloom’s 11,293,785 outstanding common shares for 50,957,603 shares of Zeolite’s common stock. Subsequent to this transaction, the Faith Bloom shareholders owned 94.2% of Zeolite. Before the transaction, Zeolite had no operations. The transaction with Zeolite was recognized as a 4.5-for-1 stock split of the Faith Bloom common stock and the reverse acquisition of Zeolite’s net monetary assets totaling $63,509 in exchange for the 3,137,500 shares of common stock that remained outstanding. Faith Bloom’s assets and liabilities remained at their historical cost.

The accompanying consolidated financial statements have been restated on a retroactive basis to present the reorganizations of the Eastern Nano Subsidiaries into Faith Bloom and Faith Bloom into Zeolite as though the reorganizations had been in place for all periods presented. The operations of Shengdatech, Inc. have been included in the accompanying financial statements from March 31, 2006.

During January 2007, the shareholders of Zeolite changed its name to Shengdatech, Inc.

Restatement of financial statements - During September 2006, the Company realized that the December 31, 2005 and 2004 consolidated financial statements needed to be revised to correct an overstatement of revenues and selling expenses for rebates paid to customers in the amounts of $723,442 and $513,021, respectively. The correction of these balances had no effect on the previously reported net income. The effects of the restatements were as follows.

	As Previously	Effect of	As
	Reported	Restatement	Restated
For the Year Ended December 31, 2005
Sale of Products (revenue)	$59,322,771	$(723,442)	$58,599,329
Selling expenses	1,588,780	(723,442)	865,338

	As Previously	Effect of	As
	Reported	Restatement	Restated
For the Year Ended December 31, 2004
Sale of Products (revenue)	$50,623,468	$(513,021)	$50,110,447
Selling expenses	1,276,207	(513,021)	763,186

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement. See Note 11.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Shengda Nano and Shengda Chemical through June 2005, the accounts of Eastern Nano from September 2004 through November 15, 2005, the accounts and transactions of Faith Bloom and its wholly owned subsidiaries from November 15, 2005 through March 31, 2006 and the accounts of Shengdatech, Inc. and its wholly owned subsidiaries from March 31, 2006. These combined entities are referred to herein as “the Company.” In connection with the lease agreements relating to the land, land use rights, buildings, and certain equipment, as described in Note 10, the Company has determined that it is not the primary beneficiary due to the significant other operations and substantial equity of the Lessors and therefore those entities are not consolidated in the Company’s financial statements.

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

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other non-trade receivables, advances to suppliers, receivable from related parties, trade accounts payable, other payables and accrued expenses, advances from customers, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of December 31, 2006 and 2005.

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

In connection with the agreement between Eastern Nano and Shengda Nano and Shengda Chemical in November 2004, an appraisal of the assets transferred indicated that long-lived assets of the Nano-Materials and Chemical segments were impaired. The book value of the long-lived assets exceeded their appraised value by $230,846, which impairment loss was recognized against the Nano-Materials and the Chemical segments during November 2004 in the amounts of $63,765 and $167,081, respectively.

Property and Equipment - Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales, trade-ins, or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts.

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, or receive advance payments from customers. Advances to suppliers were $872,289 and $262,591 as of December 31, 2006 and 2005, respectively. Advances from customers were $119,923 and $0 as of December 31, 2006 and 2005, respectively.

Revenue Recognition - The Company recognizes revenues from the sale of products when they are realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The Company sells all products to end-users and recognizes revenues when the products are shipped. The Company has no post-delivery obligations on its products sold.

Cost of Products Sold - Cost of products sold include wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Shipping and Handling Costs - Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are included in cost of products sold.

Research and product development expenses - Research and product development expenses are included in general and administrative expenses in the statements of income and include researching, developing, and testing of the Company’s products. For the years ended December 31, 2006, 2005, and 2004, such expenses were $340,771, $103,617, and $2,413, respectively.

Retirement Benefit Plans - The Company contributes to various employee retirement benefit plans organized by provincial governments under which it is required to make monthly contributions at rates prescribed by the related provincial governments. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the period presented. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding for the years ended December 31, 2006, 2005 and 2004:

	For the Years Ended December 31,
	2006	2005	2004

Net income	$17,526,648	$15,962,471	$7,412,338
Basic weighted-average common shares
outstanding	51,900,641	64,455,210	87,305,912
Effect of dilutive securities:
Warrants	122,160	-	-
Diluted weighted-average common shares
outstanding	52,022,801	64,455,210	87,305,912
Basic earnings per share	$0.34	$0.25	$0.08
Diluted earnings per share	$0.34	$0.25	$0.08

Other Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Credit Risk - The carrying amounts of trade accounts receivable and other non-trade receivables included in the consolidated balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition.

Recently Enacted Accounting Standards - On January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The effects of adoption of SFAS 151 were not material.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also superseded APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123R, share-based payments to employees, including the fair value of grants of employee stock options, are recognized in the statement of income at their fair value, generally over the option vesting period. The effects of adoption of SFAS 123R were not material.

The Company has adopted FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effects of adoption of SFAS 158 were not material.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

NOTE 3 - OTHER NON-TRADE RECEIVABLES

Other non-trade receivables consisted of the following:

	December 31,
	2006	2005
Income tax refund	$-	$3,981,037
Other receivables	157,352	33,824
Total Other Non-trade Receivables	$157,352	$4,014,861

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31,
	2006	2005
Raw materials	$1,806,312	$820,025
Finished goods	345,300	658,485
Total Inventory	$2,151,612	$1,478,510

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31,
	2006	2005
Building	$1,854,717	$70,262
Plant, machinery and equipment	25,106,521	10,982,828
Motor vehicle	108,851	-
Office equipment	84,241	72,046
Construction in progress	93,955	-
Total Property and Equipment	27,248,285	11,125,136
Less: accumulated depreciation	(3,674,605)	(2,545,460)
Total Property and Equipment, net	$23,573,680	$8,579,676

During April 2006, the Company purchased approximately $1.1 million of equipment to replace old equipment, of which approximately $815,000 was purchased from a related party. In addition, the

Company constructed and put into operations a new plant in Shaanxi, China at a cost of approximately $14 million. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 17
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $1,031,387, $1,009,577, and $903,930, respectively.

NOTE 6 - OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	December 31,
	2006	2005
Other payables	$583,594	$608,133
Accrued payroll	423,280	484,568
Utility payments	1,228,884	844,270
Total Other Payables and Accrued Expenses	$2,235,758	$1,936,971

NOTE 7 - INCOME TAXES

To date the Company has not been subject to any income taxes in the United States or the British Virgin Islands. The Company’s pre-tax income is comprised entirely from operations in the PRC. Enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. Effective at the beginning of 2005, the Company was granted a “tax holiday” that allows the Company to be exempt from both federal and local income taxes for the first two profitable years. The “tax holiday” allows the Company to be exempt from 50% of both federal and local income taxes during the third through the fifth years. The reduced federal and local rates for 2007 through 2009 will be 15% and 1.5%, respectively.

Income and other taxes payable consisted of:

	December 31,
	2006	2005
Value added tax	$710,981	$384,054
Income taxes for the year ended December 31, 2004	-	862,223
Surtax, insurance and other	526,199	35,782
Total Income and Other Taxes Payable	$1,237,180	$1,282,059

During the year ended December 31, 2005 the company paid $3,981,037 of income taxes prior to being granted the tax holiday for the year ended December 31, 2005. The income tax refund receivable was collected during the year ended December 31, 2006.

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2006	2005	2004
Provision for current income taxes	$-	$-	$4,144,713

Following is a reconciliation of income taxes calculated at the federal and local statutory rates to actual income tax expense:

	For the Years Ended December 31,
	2006	2005	2004
Income tax calculation at the federal and local statutory rates (30% and 3%, respectively)	$5,783,794	$5,267,615	$3,813,827
Non-refundable monthly overpayments based on preliminary estimates	-	-	330,886
Tax holiday	(5,783,794)	(5,267,615)	-
Actual Income Tax Expense	$-	$-	$4,144,713

If the Company had not been in a “tax holiday” for the years ended December 31, 2006 and 2005, the provision for income taxes would have been $5,783,794 and $5,267,615, respectively, net income after income tax would have been $11,742,854 and $10,694,856, respectively, and basic earnings per share would have been $0.23 and $0.17, and diluted earnings per share would have been $0.23 and $0.17, respectively.

Deferred taxes with respect of temporary timing differences between carrying amounts of assets and liabilities for financial reporting and amounts used for tax reporting purposes were immaterial.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common and preferred shares - In January 2007, the shareholders of the Company amended and restated the Company’s articles of incorporation and thereby: 1) changed the name of the Company from Zeolite Exploration Company to Shengdatech, Inc.; 2) increased the authorized number of shares of common stock to 100,000,000, $0.0001 par value; and 3) authorized the issuance of 10,000,000 shares of preferred stock, $0.00001 par value. The shares of preferred stock may be issued in one or more series and may be granted voting rights, at the discretion of the Company’s board of directors.

Receivable from Shareholder - Since Eastern Nano was not incorporated in the PRC, approval was obtained from the PRC government to organize Haize Nano and Bangsheng Chemical in the PRC. Capital contributions totaling $8,609,846 were approved, and Haize Nano and Bangsheng Chemical initially received 60% of the approved contributions, or $3,382,507 and $1,782,416, respectively. Upon the reorganization described in Note 1, the remaining 40%, or $3,444,924, was recorded as a receivable from a shareholder until such amount was received at the end of December 31, 2005.

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

Distribution - During 2006, the Company purchased equipment from select shareholders. The Company recorded the equipment at the cost to the related parties and recorded the excess as a distribution to select shareholders of $971,496.

Warrant - On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The exercise price was $2.39 per share and the warrant has a term of two years. The services were recognized as an expense based upon the fair value of the warrant of $153,619. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions:

Expected Life	2 years
Expected volatility	66.97%
Risk Free interest rate	4.82%
Dividend yield	0%

NOTE 9 - SEGMENT INFORMATION

The Company operates in the following segments:

Nano-Materials - The Company is engaged in the development, manufacture, and marketing of nano-sized ultra fine Precipitated Calcium Carbonated (NPCC). Limestone is converted into NPCC by a proprietary production method. The unique chemical and physical attributes make NPCC a valuable functional ingredient in tire products.

Chemical - The Company is also engaged in the manufacture and sale of ammonia-based products, namely ammonium bicarbonate, liquid ammonia, and methanol. The ammonia-based products are mainly used as chemical fertilizers and raw materials for the production of other chemical products (both organic and inorganic,) including formaldehyde and pesticides.

Certain segment information as of and for the years ended December 31, 2006, 2005 and 2004 follows:

		Nano-
For the Year Ended December 31, 2004	Chemical	Materials	Total
Sale of products	$37,369,278	$12,741,169	$50,110,447
Cost of products sold	28,526,258	8,124,449	36,650,707
Selling expenses	48,562	714,624	763,186
General and administrative expenses	499,624	426,550	926,174
Impairment of property and equipment	167,081	63,765	230,846
Depreciation and amortization	537,710	554,587	1,092,297
Segment income	5,328,403	2,083,935	7,412,338
Segment assets	23,096,848	12,683,458	35,780,306
Expenditures for segment assets	701,619	-	701,619

		Nano-
For the Year Ended December 31, 2005	Chemical	Materials	Total
Sale of products	$43,985,596	$14,613,733	$58,599,329
Cost of products sold	31,752,100	9,264,339	41,016,439
Selling expenses	69,264	796,074	865,338
General and administrative expenses	541,018	426,339	967,357
Depreciation and amortization	528,151	550,675	1,078,826
Segment income	11,827,016	4,135,455	15,962,471
Segment assets	18,691,092	11,266,236	29,957,328
Expenditures for segment assets	2,517,152	-	2,517,152

		Nano-
For the Year Ended December 31, 2006	Chemical	Materials	Total
Sale of products	$50,592,217	$22,007,814	$72,600,031
Cost of products sold	37,924,593	13,297,976	51,222,569
Selling expenses	79,306	1,181,341	1,260,647
General and administrative expenses	1,051,119	1,590,355	2,641,474
Depreciation and amortization	335,074	696,313	1,031,387
Segment income	11,865,994	5,660,654	17,526,648
Segment assets	32,420,452	34,608,900	67,029,352
Expenditures for segment assets	1,114,735	14,251,163	15,365,898

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Economic environment - Since all of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign currency remittance - All of the Company’s revenue is earned in the PRC and is denominated in the PRC’s currency of CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Leases - After the reorganization of Haize Nano and Bangsheng Chemical into Eastern Nano, Haize Nano and Bangsheng Chemical entered into agreements to lease land, land use rights, buildings and certain equipment from the Lessors. Remaining future minimum lease payments under these agreements total $1,348,026, of which $1,145,167 was for land and buildings and $202,859 was for equipment. The Company incurred rental expense of, $720,490, $593,811, and $0 during the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under the Company’s lease agreements are as follows:

	2007	2008	2009
Future minimum lease payments	$886,945	$276,664	$184,417

NOTE 11 - RELATED PARTIES

Receivable from related parties - At December 31, 2006, the Company had a $1,601 receivable from Shengda Nanomaterials Company, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased. At December 31, 2005, the Company had a $943,308 receivable from Shandong Shengda Chemical Machinery Co. Ltd. due to an overpayment by the Company.

Payable to related parties - At December 31, 2006, the Company owed related parties $3,349,814, which consisted of $2,951,357 due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $398,457 was due to Shandong Shengda Chemical Machinery Co., Ltd. As of December 31, 2005, the Company owed related parties $347,218, of which $193,150 was due to Shengda Haize, $135,948 was due to Shangdong Shengda Chemical Machinery Co., Ltd., and $18,121 was due to Shengda Installation.

During March 2006, the Company paid HFG International, Limited, a Hong Kong Corporation, $450,000 for consulting and advisory services. The principal stockholder and executive officer of HFG International, Ltd. is a former officer and shareholder of Zeolite

NOTE 12 - Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary:

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$9,906,539	$12,183,355	$14,371,613	$13,648,940
Gross Profit	1,873,652	3,061,945	4,416,202	4,107,941
Net Income from continuing operations	1,040,291	1,830,481	2,552,588	1,988,980
Net income per share - basic from continuing operations	0.01	0.02	0.03	0.02
Net income per share - diluted from continuing operations	0.01	0.02	0.03	0.02

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$13,290,138	$12,889,931	$17,159,831	$12,259,429
Gross Profit	4,145,533	3,957,707	5,309,213	4,170,437
Net Income from continuing operations	3,671,996	3,304,508	4,857,724	4,128,243
Net income per share - basic from continuing operations	0.08	0.04	0.06	0.07
Net income per share - diluted from continuing operations	0.08	0.04	0.06	0.07

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$16,464,196	$14,473,279	$18,818,207	$22,844,349
Gross Profit	4,266,532	4,183,431	5,580,864	7,346,635
Net Income from continuing operations	3,492,859	3,157,860	4,820,317	6,055,612
Net income per share - basic from continuing operations	0.08	0.06	0.09	0.11
Net income per share - diluted from continuing operations	0.08	0.06	0.09	0.11

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Basis of presentation

For the purpose of presenting parent company only condensed financial information, the basis used in this presentation assumes the reorganization and the change of the reporting entity had taken place for all periods presented. The investment in the consolidated subsidiaries, which occurred on March 31, 2006, is recorded under the equity method of accounting as prescribed in APB opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Under PRC laws and regulations, there are restrictions on the Company’s ability to transfer substantially all of its assets out of the PRC, regardless of the form of such transfer (dividends, loans, advances).

SHENGDATECH, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current Assets:
Cash	$10,580	$-
Other receivable	136,257	-
Total Current Assets	146,837	-
Investment in unconsolidated subsidiaries	56,982,427	24,772,588
Total Assets	$57,129,264	$24,772,588

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$-	$-

Shareholders' Equity:
Preferred stock - $0.00001 par value; 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized;
54,095,103 shares and 45,120,000 shares outstanding, respectively	540	451
Additional paid-in capital	21,824,121	8,608,864
Statutory reserves	3,301,379	2,394,371
Retained earnings	30,187,740	13,568,100
Accumulated other comprehensive income	1,815,484	200,802
Total Shareholders' Equity	$57,129,264	$24,772,588
Total Liabilities and Shareholders' Equity	$57,129,264	$24,772,588

SHENGDATECH, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004

Equity in earnings of unconsolidated subsidiaries	$18,045,364	$15,962,471	$7,412,338

Operating Expenses	518,716	-	-

Net Income	$17,526,648	$15,962,471	$7,412,338

SHENGDATECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$17,526,648	$15,962,471	$7,412,338
Adjustment to reconcile net income to cash used:
Equity in earnings of unconsolidated subsidiaries	(18,045,364)	(15,962,471)	(7,412,338)

Net Cash Used in Operating Activities	(518,716)	-	-
Cash Flows from Investing Activities:
Other receivables	(136,257)	-	-
Investment in subsidiaries	(13,304,161)	-	-
Net Cash (Used in) Investing Activities	(13,440,418)	-	-
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	13,969,714	-	-
Net Cash Provided by Financing Activities	13,969,714	-	-
Net Increase in Cash	10,580	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$10,580	$-	$-

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGDATECH, INC.

Date: March 30, 2007	By:	/s/ XIANGZHI CHEN

Name: Xiangzhi Chen Title: Chairman, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangzhi Chen	Chairman, Director and Chief Executive Officer	March 30, 2007
(Xiangzhi Chen)	(Principal Executive Officer)

/s/ Anhui Guo	Director and Chief Financial Officer	March 30, 2007
(Anhui Guo)

/s/ Dongquan Zhang	Director	March 30, 2007
(Dongquan Zhang)

/s/ Carl Mudd	Director	March 30, 2007
(Carl Mudd)

/s/ Sheldon Saidman	Director	March 30, 2007
(Sheldon Saidman)

 EXHIBIT INDEX

3.1
Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on May 11, 2001, as amended by Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 13, 2006.

3.2	Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-74670) filed on December 6, 2001.

10.1
Financial Advisory Agreement between Eastern Nanomaterials Pte Co., Ltd. and HFG International Co., Ltd., dated as of September 26, 2005, as amended and supplemented on March 29, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.2
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.3
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of December 12, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.4
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of December 15, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.5
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of December 16, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.6
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of December 20, 2002 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.7
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of December 20, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.8
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of December 26, 2002 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.9
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co. Ltd. and Shandong Shengda Chemicals Co. Ltd., dated as of December 26, 2002 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.10
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co. Ltd. and Shandong Shengda Chemicals Co. Ltd., dated as of December 26, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.11
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of January 10, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.12
Industrial Product Sales Agreement between Shandong Shengda Chemical Machinery Co., Ltd. and Shandong Shengda Chemicals Co., Ltd., dated as of January 12, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.13
Industrial Product Sales Contract between Feicheng Longxin Material Storage & Transportation Co., Ltd. and Shandong Shengda Chemical Co., Ltd. dated as of January 15, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.14
Industrial Product Sales Contract between Xintai Quangou Coal Mine and Shandong Shengda Chemical Co., Ltd. dated as of January 15, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.15
Industrial Product Sales Contract between Xintai Zhaizhen Coal Mine and Shandong Shengda Chemicals Co., Ltd. dated as of January 19, 2003 (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.16
Industrial Product Sales Contract between Shandong Shengda Chemical Machinery Co., Ltd and Shandong Shengda Chemicals Co., Ltd. dated as of July 5, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.17
Joint Research and Development Agreement between Shandong Shengda Technology Co., Ltd and Qingdao University of Science and Technology dated as of September 28, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.18
Asset Purchase Agreement between Shandong Shengda Chemical Co., Ltd. and Dongfang Nanomaterials Pte., Ltd. dated as of November 24 2004, as amended and supplemented on February 20, 2005 (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.19
Asset Purchase Agreement between Shandong Shengda Nanomaterials Co., Ltd. and Dongfang Nanomaterials Pte., Ltd. dated as of November 24 2004, as amended and supplemented on February 20, 2005 (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.20
Joint Technology Development Contract between Shandong Haize Nanomaterials Co., Ltd. and Tsinghua University dated as of January 12, 2005, as supplemented on May 10, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.21
Contract on the Joint Development & Application of NPCC by and among Shandong Shengda Technology Co., Ltd, Polymer Modification Research Lab of Qingdao University of Science and Technology and Tsingdao Siwei Chemicals Co., Ltd. dated as of March 4, 2003, as amended on January 31, 2005 to designate Shandong Haize Nanomaterials Co., Ltd as the assignee of Shandong Shengda Technology Co., Ltd. (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.22
Nano Technology License & Transfer Agreement between Shandong Shengda Technology Co., Ltd. and Shandong Haize Nanomaterials Co., Ltd. dated as of January 6, 2005 (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.23
Equipment Leasing Agreement between Shandong Shengda Technology Co., Ltd and Shandong Bangsheng Chemicals Co., Ltd. dated as of February 20, 2005 (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.24
Trademark Transfer Agreement between Shandong Shengda Technology Co., Ltd and Shandong Haize Nanomaterials Co., Ltd. dated as of February 22, 2005 (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.25
Trademark Transfer Agreement between Shandong Shengda Chemicals Co., Ltd. and Shandong Bangsheng Chemical Co., Ltd. dated as of February 22, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.26
Land-use Right and Building Leasing Agreement between Shandong Haize Nanomaterials Co., Ltd. and Shandong Shengda Technology Co., Ltd, Ltd. dated as of February 22, 2005, as amended and supplemented on March 21, 2006 (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.27
Land-use Right and Building Leasing Agreement between Shandong Bangsheng Chemical Co., Ltd. and Shandong Shengda Technology Co., Ltd. dated as of February 22, 2005, as amended and supplemented on March 21, 2006 (incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.28
Industrial Product Sales Contract between Shandong Shengda Chemical Machinery Co., Ltd and Shandong Bangsheng Chemicals Co., Ltd. dated as of March 2, 2005 (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.29
Industrial Product Sales Contract between Shandong Taifeng Mining Co., Ltd. and Shandong Bangsheng Chemicals Co., Ltd. dated as of March 5, 2005 (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.30
Anthracite Supply Contract between Shandong Bangsheng Chemicals Co., Ltd. and Jincheng Yapeng Trading Co., Ltd. dated as of March 6, 2005 (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.31
Construction Contract between Shandong Bangsheng Chemicals Co., Ltd. and Chen Houzhi dated as of March 1, 2005 (incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.32
Construction Contract between Shandong Bangsheng Chemicals Co., Ltd. and Chen Houzhi dated as of April 1, 2005 (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.33
Urea Supply Contract between Shandong Feida Chemical Technology Co., Ltd. and Shandong Bangsheng Chemical Co., Ltd. dated as of May 26, 2005 (incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.34
Anthracite Supply Contract between Shandong Haize Nanomaterials Co., Ltd. and Feicheng Longxin Material Storage & Transportation Co., Ltd. dated as of June 1, 2005 (incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.35
Industrial Product Sales Contract between Shandong Taifeng Mining Co., Ltd. and Shandong Haize Nanomaterials Co., Ltd. dated as of June 13, 2005 (incorporated by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.36
Industrial Product Sales Contract between Shandong Haize Nanomaterials Co., Ltd. and Dalian Jinyuan Construction Plastics Co. dated as of June 19, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.37
Industrial Product Sales Contract between Shandong Haize Nanomaterials Co., Ltd. and Zhaoyuan LiAo Rubber Products Co. dated as of August 8, 2005 (incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.38
Industrial Product Sales Contract between Shandong Haize Nanomaterials Co., Ltd. and Triangle Tire Co., Ltd dated as of August 10, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.39
Share Transfer Agreement between Singapore Dongfang Nanomaterials Pte., Ltd. and Faith Bloom Limited dated as of December 31, 2005 (incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.40
Share Transfer Agreement between Singapore Dongfang Nanomaterials Pte., Ltd. and Faith Bloom Limited dated as of December 31, 2005 (incorporated by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.41
Lime Stone Supply Contract between Shandong Haize Nanomaterials Co., Ltd. and Laiwu Yujie Stone Materials Factory dated as of March 27, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.42***
Employment Contract between Shandong Haize Nanomaterials Co., Ltd. and Zhaowei Ma dated as of January 1, 2005 (incorporated by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.43***
Employment Contract between Shandong Bangsheng Chemicals Co., Ltd. and Xiqing Xu dated as of January 1, 2005 (incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.44
Loan Agreement among Eastern Nano-Materials Holdings Pte. Ltd., Value Monetization Ltd. and International Factors (Singapore) Ltd. dated as of May 6, 2005, as terminated by two letters from Value Monetization and International Factors (Singapore) Ltd, dated December 30, 2005 and December 29, 2005, respectively (incorporated by reference to Exhibit 10.44 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.45***
Employment Contract between Shandong Haize Nanomaterials Co., Ltd. and Xukui Chen dated as of January 1, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.46
Financing Agreement between HFG International and Eastern Nanomaterials Pte. Co., Ltd., dated as of September 26, 2005, as amended and supplemented on March 29, 2006 to designate Faith Bloom as the assignee for Eastern Nanomaterials Pte. Co., Ltd. (incorporated by reference to Exhibit 10.46 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.47
Short Term Loan Agreement between Shandong Shengda Chemicals Co., Ltd. and Bank of China Taian Branch, dated as of February 1, 2003 (incorporated by reference to Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.48
Short Term Loan Agreement between Shandong Shengda Nanomaterials Co., Ltd. and Bank of China, Taian Branch, dated as of January 9, 2003 (incorporated by reference to Exhibit 10.48 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.49
Memorandum of Understanding between Faith Bloom Limited and Shandong Shengda Technology Co., Ltd. dated as of March 21, 2006 (incorporated by reference to Exhibit 10.49 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.50
Engagement Letter of Sterne Agee & Leach, Inc., as managing placement agent, and Global Hunter Securities, as co-placement agent, of up to $15,000,000 of common stock of Faith Bloom Limited, dated as of March 16, 2006 (incorporated by reference to Exhibit 10.50 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

14.1	Officers’ and Directors’ Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007)

16.1	Letter from John Geib, Chartered Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005)

16.2	Letter from Swartz Levitsky Feldman LLP, Chartered Accountants (incorporated by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005).

16.3	Letter from Rotenberg & Co., LLP (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2006).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant’s Registration Statement on Form SB-2 filed on March 31, 2006).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

*	Filed herewith.
**	Furnished herewith
***	Management contract