Form 10-Q
period 2007-03-31
ShengdaTech, Inc.
filed 2007-05-14
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-31937

SHENGDATECH, INC.
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

Yes ☐ No ☒

The number of shares of Common Stock outstanding on May 10, 2007 was [54,095,103] shares.

SHENGDATECH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$38,786,151	$34,684,142
Trade accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively.	5,005,842	5,588,676
Other receivables	41,716	157,352
Advances to suppliers	4,361,989	872,289
Inventory	1,988,459	2,151,612
Receivable from related parties	1,617	1,601
Total Current Assets	50,185,774	43,455,672
Property and Equipment, net of accumulated depreciation of $4,111,908 and $3,674,605, respectively	23,504,630	23,573,680
TOTAL ASSETS	$73,690,404	$67,029,352

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$3,571,099	$2,957,413
Other payables and accrued expenses	2,183,590	2,235,758
Income and other taxes payable	1,927,345	1,237,180
Advances from customers	-	119,923
Payable to related parties	2,887,261	3,349,814
Total Current Liabilities	10,569,295	9,900,088
Shareholders' Equity
Common stock - $0.00001 par value; 100,000,000 shares authorized, 54,095,103 shares outstanding	540	540
Additional paid-in capital	21,824,121	21,824,121
Statutory reserves	3,301,379	3,301,379
Retained earnings	35,594,368	30,187,740
Accumulated other comprehensive income	2,400,701	1,815,484
Total Shareholders' Equity	63,121,109	57,129,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$73,690,404	$67,029,352

See the accompanying notes to the condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Sale of Products	$22,180,271	$16,308,211
Cost of Products Sold	15,205,686	12,190,272

Gross Profit	6,974,585	4,117,939

Operating Expenses:
Selling expense	484,840	230,590
General and administrative expense	472,091	539,919
Total Operating Expenses	956,931	770,509

Income from Operations	6,017,654	3,347,430

Other Income (Expense):
Interest income	67,737	19,410
Other income	-	126,019
Net Other Income	67,737	145,429

Income Before Income Taxes	6,085,391	3,492,859
Provision for income taxes	678,763	-

Net Income	$5,406,628	$3,492,859
Comprehensive income: foreign currency translation adjustments	585,217	375,717
Comprehensive income	$5,991,845	$3,868,576

Basic and Diluted Earnings Per Share	$0.10	$0.08

Basic and Diluted Weighted Average Shares Outstanding	54,095,103	45,120,000

See the accompanying notes to the condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$5,406,628	$3,492,859
Depreciation and amortization	399,396	168,161
Changes in assets and liabilities:
Accounts receivable	635,602	140,842
Other receivables	115,839	-
Advances to suppliers	(3,467,453)	-
Inventory	183,709	(730,660)
Trade accounts payable	582,153	1,274,791
Other payables and accrued expenses	(73,987)	(148,324)
Income and other taxes payable	675,279	790,477
Advances from customers	(120,635)	-
Net Cash provided by Operating Activities	4,336,531	4,988,146

Cash Flows from Investing Activities:
Purchase of property and equipment	(98,409)	(1,862,355)
Net Cash used in Investing Activities	(98,409)	(1,862,355)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	13,969,714
Changes in related party receivable / payable	(493,739)	-
Other non-trade receivables	-	14,203
Net Cash (used in) provided by Financing Activities	(493,739)	13,983,917

Effect of Exchange Rate Changes in Cash	357,626	162,114

Net Change in Cash	4,102,009	17,271,822
Cash and Cash Equivalents at Beginning of Period	34,684,142	10,749,300
Cash and Cash Equivalents at End of Period	$38,786,151	$28,021,122

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ShengdaTech Inc. and Subsidiaries (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on March 30, 2007 and other filings filed from time to time with the Securities and Exchange Commission.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - Organization and Nature of Operations

Organization and nature of operations - On March 2, 1998, a group of 19 investors (referred to herein as the Investors), of which Mr. Chen Xiangzhi (Mr. Chen) holds a controlling interest, formed Shandong Shengda Nano Co., Ltd. (Shengda Nano) under the laws of the People’s Republic of China (PRC). Shengda Nano has developed, and manufactures and markets nano-sized precipitated calcium carbonate in the PRC for use in the production of automobile tires.

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of March 31, 2007 and December 31, 2006

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, property, and equipment, or receive advance payments from customers. Advances to suppliers were $4,361,989 and $872,289 as of March 31, 2007 and December 31, 2006, respectively. Advances from customers were $0 and $119,923 as of March 31, 2007 and December 31, 2006, respectively.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the period presented. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Net income	$5,406,628	$3,492,859

Basic weighted-average common shares outstanding	54,095,103	45,120,000
Effect of dilutive securities:
Warrants	65,320	-
Diluted weighted-average common shares outstanding	54,160,423	45,120,000

Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.10	$0.08

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

Recently Enacted Accounting Standards -In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 - Advance to Suppliers

Advance to suppliers increased significantly from December 31, 2006. This is due to the Company advancing funds to suppliers in order to begin expansion on existing operational facilities in order to increase production capacity.

NOTE 5 - Inventory

Inventory consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,496,586	$1,806,312
Finished goods	491,873	345,300
Total Inventory	$1,988,459	$2,151,612

Note 6 - Property and Equipment

Property and equipment consisted of the following:

	March 31, 2007	December 31, 2006
Building	$1,967,440	$1,854,717
Plant, machinery and equipment	25,354,799	25,106,521
Motor vehicle	109,927	108,851
Office equipment	89,488	84,241
Construction in progress	94,884	93,955
Total property and equipment	27,616,538	27,248,285
Less: accumulated depreciation	(4,111,908)	(3,674,605)
Total property and equipment, net	$23,504,630	$23,573,680

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 17
Motor vehicle	5 - 10
Office equipment	3 -5

Depreciation expense for the three months ended March 31, 2007 and 2006 was $399,396, and $168,161, respectively.

NOTE 7 - Income Taxes

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

NOTE 8 - Contingencies

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

NOTE 9 - Related Parties

Receivable from related parties - At March 31, 2007 and December 31, 2006, the Company had a $1,617 and $1,601 receivable from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties - At March 31, 2007, the Company owed related parties $2,887,261, which consisted of $2,484,864 due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $402,397 due to Shandong Shengda Chemical Machinery Co., Ltd. At December 31, 2006, the Company owed related parties $3,349,814, which consisted of $2,951,357 due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $398,457 due to Shandong Shengda Chemical Machinery Co., Ltd.

NOTE 10 - Shareholders’ Equity

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

Warrant - On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The exercise price was $2.57 per share and the warrant has a term of two years. The warrant had not been exercised as of March 31, 2007.

NOTE 11 - Segment Information

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

Certain condensed segment information for the three month periods ending March 31, 2007 and 2006 follows:

For the Three Months Ended March 31, 2007	Chemical	Nano-Materials	Total
Sale of products	$13,204,871	$8,975,400	$22,180,271
Cost of products sold	9,914,429	5,291,257	15,205,686
Selling expense	21,761	463,079	484,840
General and administrative expense	157,041	315,050	472,091
Depreciation and amortization	89,773	309,623	399,396
Segment income	2,635,997	2,770,631	5,406,628
Segment assets	35,910,290	37,780,114	73,690,404
Expenditures for segment assets	-	98,409	98,409

For the Three Months Ended March 31, 2006	Chemical	Nano-Materials	Total
Sale of products	$12,566,133	$3,742,078	$16,308,211
Cost of products sold	9,803,328	2,386,944	12,190,272
Selling expense	89,719	140,871	230,590
General and administrative expense	276,927	262,992	539,919
Depreciation and amortization	75,672	92,489	168,161
Segment income	2,541,588	951,271	3,492,859
Segment assets	20,909,632	12,460,544	33,370,176
Expenditures for segment assets	1,862,355	-	1,862,355

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this quarterly report on Form 10Q. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in “Risk Factors” and elsewhere in this quarterly report.

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

Reorganization

We were organized as a Nevada corporation on May 11, 2001 under the name Zeolite Exploration Company for the purpose of acquiring, exploring and developing mineral properties. We conducted no material operations from the date of our organization until March 2006. On March 31, 2006, we consummated a share exchange pursuant to a Securities Purchase Agreement and Plan of Reorganization with Faith Bloom Limited, a British Virgin Islands company, and its stockholders. As a result of the share exchange, we acquired all of the issued and outstanding capital stock of Faith Bloom in exchange for a total of 50,957,603 shares of our common stock. The share exchange is accounted for as a recapitalization of Zeolite and resulted in a change in our fiscal year end from July 31 to December 31. Faith Bloom Limited is deemed to be the accounting acquiring entity in the share exchange and, accordingly, the financial information included in this prospectus reflects the operations of Faith Bloom, as if Faith Bloom had acquired us.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi, China to run the new NPCC facility in Shaanxi. Effective January 3, 2006, Zeolite changed its name to ShengdaTech, Inc. Our corporate structure is depicted in the following chart:

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

  manufacturing capacity of NPCC;
  pricing of our NPCC; and
  industry demand.

Manufacturing Capacity of NPCC. Our manufacturing capacity of NPCC products has been 30,000 metric tons annually from April, 2003. Sufficient capacity ensures a stable supply of NPCC for our customers which typically have a large demand for NPCC. We increased our annual manufacturing capacity of NPCC to 90,000 metric tons as of March 31, 2007. We plan to add additional 100,000 metric tons of capacity in 2007.

Pricing of our NPCC product. The pricing of NPCC products is generally determined by the volume of NPCC we manufacture. The more we manufacture, the lower the price of NPCC will be. With respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and PVC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we may reduce the selling price in order to compete with relatively small competitors. However, we still remain confident in retaining the current gross profit margin level because our unit costs of products are reduced by achieving economies of scale.

Industry demand. Our business and revenue growth depends on the industry demand of NPCC. The downstream industries we supply are tire, PVC building rubber, paints and oil ink. Given the difference between the overall demand of those industries, our growing R&D capacity and the quantity we currently supply our customers, we believe in the growth potential of our business.

Our ammonia-based chemicals supply local farmers and chemical plants located in Shandong and other surrounding provinces. We have a good relationship with our customers and our products have a good reputation in their markets. We believe the demand for our coal-based chemicals will remain stable in the next few years.

Seasonality. Our chemical business is generally busiest between February and November of each year, when our ammonium bicarbonate is in the most demand due to the farming season in northern China. Our chemical revenue from this season generally accounts for 70-80% of the total chemical revenue per year. December to January is typically our slowest period during which the price of our ammonium bicarbonate drops approximately 6-8%.

Cost of Revenue

Cost of revenue for both NPCC and chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of revenues are as follows:

  processing technologies of NPCC; and
  availability and price of coal.

Process technologies of NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our clients. We have successfully completed the research of a new generation membrane-dispersion technology in conjunction with Tsinghua University. The technology has been verified by experts and is in the process of being patented. The Company and Tsinghua University each have 50% ownership of the technology and the Company has the exclusive (100%) right to use the technology. This new technology will enable us to produce NPCC in a more efficient and cost effective way.

Availability and Price of Coal. Coal is the key raw material for making our coal-based chemicals as well as the key fuel for calcination of limestone. We have long-term relationships with our coal suppliers. We developed a network of supplier alternatives for backup purposes. Coal prices have fluctuated in the past few years and the price curve turned relatively flat in the second half of 2005. The average price of coal was approximately $70 per metric ton in 2004 and increased to approximately $80 per metric ton in 2005 and $90 in 2006. In first quarter of 2007, it decreased slightly to $87 per metric ton.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, and (e) the volume and costs of manufacturing of our products.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Sales and marketing expense consists primarily of (a) salaries (b) commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our sales and marketing expense to increase in the future as we further increase our sales. As a result, we will employ more sales staff and pay more commission based on the growing sales.

General and administrative expense consists primarily of (a) salaries (b) labor union fees, (c) insurance fees, (d) lease for housing and property and (e) other related overhead. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

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

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, receivable from related parties, trade accounts payable, other payables and accrued expenses, advances from customers, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of March 31, 2007 and December 31, 2006

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, or receive advance payments from customers. Advances to suppliers were $4,361,989 and $872,289 as of March 31, 2007 and December 31, 2006, respectively. Advances from customers were $0 and $119,923 as of March 31, 2007 and December 31, 2006, respectively.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the period presented. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007		2006
Net income	$5,406,628	$	$ 3,492,859
Basic weighted-average common shares
outstanding	54,095,103		45,120,000
Effect of dilutive securities:
Warrants	65,320		-
Diluted weighted-average common shares
outstanding	54,160,423		45,120,000
Basic earnings per share	$0.10		$0.08
Diluted earnings per share	$0.10		$0.08

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

Recently Enacted Accounting Standards -In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue

	For the Three Months Ended March 31
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	13,204,871	59.53	12,566,133	77.05	638,738	5.08
Nano	8,975,400	40.47	3,742,078	22.95	5,233,322	139.85
Total Revenue	22,180,271	100	16,308,211	100	5,872,060	36.00

Total Revenue

The total revenue of our chemical business increased by $638,738 or 5.08% in the quarter ended March 31, 2007 compared to the corresponding period of the prior year. The increase was mainly due to : (i) additional revenue of $2,218,085 from increased sales of liquid ammonia by 9,683 tons and the decreased sale price by $5.0 per ton; (ii) additional $362,969 from increased sales of methanol by 723 tons and the increased sale price by $17 per ton; and (iii) $272,312 from the increased sales of melamine by 253 tons and the increased sale price by $12 per ton respectively, which is offset by $2,214,628 from the decreased of sales of ammonium bicarbonate by 47,802 tons. The increase and decrease of sales were caused by the adjustment of our product mix due to market conditions.

The increase of total revenue from our NPCC business was $5,233,322 or 139.85% in the quarter ended March 31, 2007 compared to the corresponding period of the prior year. The increase was mainly due to $5,556,917 additional revenue from the increased sales of 14,716 tons as a result of our capacity expansion, which was offset by the $323,595 revenue decrease as a result of the decreased sales of 721 tons caused by the 7-day manufacture suspension due to the equipment maintenance during the Chinese New Year.

Cost of Revenue and Gross Profit

	For the Three Months Ended March 31
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	9,914,429	75.08	9,803,328	78.01	111,101	1.13
Nano-material	5,291,257	58.95	2,386,944	63.79	2,904,313	121.67
Total Cost of Revenue	15,205,686	68.56	12,190,272	74.75	3,015,414	24.74

Gross Profit
Chemical	3,290,442	24.92	2,762,805	21.99	527,637	19.10
Nano-material	3,684,143	41.05	1,355,134	36.21	2,329,009	171.87
Total Gross Profit	6,974,585	31.44	4,117,939	25.25	2,856,646	69.37

The cost of revenue of our chemical business increased by $111,101or 1.13% in the quarter ended March 31, 2007 compared to the corresponding period of the prior year. The increase was mainly due to additional cost from the increased sales of melamine by 253 tons.

The gross profit of our chemical business increased from 21.99% for the first quarter in 2006 to 24.92% for the first quarter in 2007, respectively, and an increase of $527,637 or 19.10% for the following reasons (1) an increase of gross profit by $335,788 as a result of an increase of the average selling price of methanol and melamine by $16.9 per ton and $12 per ton, respectively, and the increase of their sales by 723 tons and 253 tons, respectively; and (2) an increase of gross profit by $436,350 as a result of an increase of sales of liquid ammonia, which was offset by a decrease of gross profit by $244,501 caused by decreased sales of ammonium bicarbonate as the result of the adjustment of our products mix.

The cost of revenue of our NPCC business increased by $2,904,313 or 121.67% in the quarter ended March 31, 2007 compared to the corresponding period of the prior year. This was mainly due to the increased sales by 14,716 tons as a result of capacity expansion.

Our gross profit of NPCC increased from 36.21% for the first quarter in 2006 to 41.05% for the first quarter in 2007. This was mainly due to (i) the unit cost of our products decreased by 14.5% as the result of the introduction of new technology and the expanding of capacity and lower cost of raw materials at our new factory; which was offset by the average selling price decreased by 8%, which together resulted in an increase in gross profit of $2,329,009 or 171.87%.

Operating Expenses

	For the Three Months Ended March 31,
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating Expenses
Sales and Marketing	484,840	2.18	230,590	1.41	254,250	110.26
General and Administrative	472,091	2.13	539,919	3.31	-67,828	-12.56
Total Operating Expenses	956,931	4.31	770,509	4.72	186,422	24.19

Selling expenses in the quarter ended March 31, 2007 increased by $254,250 or 110.26% compared to the corresponding period of the prior year. The main reason was that sales commission increased as a result of the increase of sales.

The general and administrative expenses decreased by $67,828 or 12.56% in the quarter ended March 31, 2007 compared to the corresponding period of the prior year. The main reasons were: (i) the $106,354 increase due to the capacity expansion; (ii) an adjustment to welfare payable and a $39,529 decrease of business expenses; and (iii) a decrease in the expenses from being a public company compared to the corresponding period of the prior year.

Operating and Other Income

	For the Three Months Ended March 31,
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	6,017,654	27.13	3,347,430	20.53	2,670,224	79.77
Interest Income	67,737	0.31	19,410.12		48,327	248.98
Other Income	0	0	126,019	0.77	-126,019	0
Provision for income taxes	678,763	3.06	0	0	678,763
Net Profit	5,406,628	24.38	3,492,859	21.42	1,913,769	54.79

Operating income increased by $2,670,224 or 79.77% in the quarter ended March 31, 2007 compared to the corresponding period of the prior year. This was mainly due to the increased revenues of $5,872,060 which was offset by an increase of cost of revenue of $3,015,414 and an increase in operating expenses in the amount of $186,422.

Interest income in the quarter ended March 31, 2007 increased by $48,327 or 248.98%. Such increase was due to the fact that more cash was on deposit at our banks.

In the quarter ended March 31, 2007, there was no other income.

In the quarter ended March 31, 2007, an increase in income tax by $678,763 due to the fact that the tax holidays for two of our facilities terminated. Under the Chinese tax law, a wholly owned foreign enterprise has income tax at the rate of 16.5% from the third year to the fifth year.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
Items	2006	2007
Cash (used in) provided by operating activities	4,988,146	4,336,531
Cash provided by (used in) investing activities	(1,862,355)	(98,409)
Cash provided by (used in) financing activities	13,983,917	(493,739)

Net cash provided by operating activities was $4,336,531 for the three months ended March 31, 2007 as compared to $4,988,146 provided by operating activities for the three months ended March 31, 2006.

Net cash used in investing activities for the three months ended March 31, 2007 was $98,409, representing amounts used to purchase property and equipment. Net cash used in investing activities for the three months ended March 31, 2006 was $1,862,355, also for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2007 was $ 493,739, mainly comprising of an increase in accounts payable to related parties. Net cash provided by financing activities for the three months ended March 31, 2006 was $13,983,917, consisting of $13,969,714 in net proceeds from the sale of equity securities of Faith Bloom and $14,203 in other receivables.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

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

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

(b)          Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

See Item 1A. “Risk Factors” included in our 2006 Form 10-K.

Implementation of the PRC’s new corporate income tax law may adversely affect us. On March 16, 2007, the National People’s Congress of the PRC passed a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Changes in PRC property rights law may affect our interests in our properties. The new PRC Law on Property Rights was approved by the Fifth Session of the Tenth National People's Congress on 16 March 2007, and will come into effect on 1 October 2007.  The Property Rights Law is the first piece of Mainland PRC legislation that comprehensively regulates the different types of rights which can be created or acquired over tangible property. We are currently evaluating the impact under the Property Rights Law.

ITEM 6. EXHIBITS

3.1	Certificate of Amendment and Restatement of Articles of Incorporation filed with the Secretary of State of Nevada on January 3, 2007

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGDATECH, INC.

Date: May 14, 2007	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: May 14, 2007	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)