Form 10-Q
period 2007-06-30
ShengdaTech, Inc.
filed 2007-08-09
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Registrant’s telephone number, including area code: (86-538) 856-0668

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on July 31, 2007 was 54,095,103 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

See the accompanying notes to the condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$27,625,972	$34,684,142
Trade accounts receivable, less allowance for doubtful accounts
of $0 and $0, respectively.	8,235,904	5,588,676
Other receivables	18,570	157,352
Advances to suppliers	50,085	872,289
Inventory	1,592,078	2,151,612
Receivable from related parties	4,841,391	1,601
Total Current Assets	42,364,000	43,455,672
Property and Equipment, net of accumulated depreciation of
$4,637,977 and $3,674,605, respectively	39,731,340	23,573,680
Land use rights, net of accumulated amortization of $0	94,580	-

TOTAL ASSETS	$82,189,920	$67,029,352

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,779,217	$2,957,413
Other payables and accrued expenses	2,377,754	2,235,758
Income and other taxes payable	2,011,593	1,237,180
Advances from customers	-	119,923
Payable to related parties	3,002,727	3,349,814
Total Current Liabilities	12,171,291	9,900,088
Shareholders' Equity
Common stock - $0.00001 par value; 100,000,000 shares
authorized, 54,095,103 shares (unaudited) and 54,095,103
shares outstanding, respectively	540	540
Additional paid-in capital	21,673,396	21,824,121
Statutory reserves	3,301,379	3,301,379
Retained earnings	41,627,255	30,187,740
Accumulated other comprehensive income	3,416,059	1,815,484
Total Shareholders' Equity	70,018,629	57,129,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$82,189,920	$67,029,352

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Sale of Products	$22,680,529	$14,291,787	$44,860,800	$30,616,657
Cost of Products Sold	15,015,622	10,289,848	30,221,308	22,489,406

Gross Profit	7,664,907	4,001,939	14,639,492	8,127,251

Operating Expenses:
Selling expense	355,885	204,449	840,725	442,862
General and administrative expense	722,280	648,416	1,194,371	1,187,423
Total Operating Expenses	1,078,165	852,865	2,035,096	1,630,285

Income from Operations	6,586,742	3,149,074	12,604,396	6,496,966

Other Income (Expense):
Interest income	64,549	25,080	132,286	44,476
Other income	-	(16,294)	-	109,996
Net Other Income	64,549	8,786	132,286	154,472

Income Before Income Taxes	6,651,291	3,157,860	12,736,682	6,651,438
Provision for income taxes	618,404	-	1,297,167	-

Net Income	$6,032,887	$3,157,860	$11,439,515	$6,651,438
Comprehensive income: foreign
currency translation adjustments	1,015,358	6,506	1,600,575	28,724
Comprehensive income	$7,048,245	$3,164,366	$13,040,090	$6,680,162

Earnings Per Share:
Basic	$0.11	$0.06	$0.21	$0.13
Diluted	$0.11	$0.06	$0.21	$0.13
Weighted Average Shares Outstanding:
Basic	54,095,103	54,095,103	54,095,103	49,657,413
Diluted	54,257,388	54,257,388	54,257,388	49,738,556

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$11,439,515	$6,651,438
Depreciation and amortization	858,658	343,939
Changes in assets and liabilities:
Accounts receivable	(2,471,886)	288,228
Other receivables	139,273	12,339
Advances to suppliers	832,760	(5,533,361)
Inventory	605,558	317,380
Trade accounts payable	1,723,938	(64,592)
Other payables and accrued expenses	84,329	(13,618)
Income and other taxes payable	733,034	(823,838)
Advances from customers	(121,281)	-
Net Cash provided by Operating Activities	13,823,898	1,177,915

Cash Flows from Investing Activities:
Purchase of property and equipment	(16,113,759)	(1,169,052)
Purchase of land use rights	(93,293)	-
Net Cash used in Investing Activities	(16,207,052)	(1,169,052)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	13,969,714
Changes in related party receivable / payable	(5,199,760)	(1,926,450)
Distribution to shareholder	(150,725)	-
Net Cash (used in) provided by Financing Activities	(5,350,485)	12,043,264

Effect of Exchange Rate Changes in Cash	675,469	303,477

Net Change in Cash	(7,058,170)	12,355,604
Cash and Cash Equivalents at Beginning of Period	34,684,142	10,749,300
Cash and Cash Equivalents at End of Period	$27,625,972	$23,104,904

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$682,396	$-

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of June 30, 2007 and December 31, 2006

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

Intangible Assets - Acquisition costs of land use rights are capitalized and amortized using the straight-line method over their estimated useful lives.

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, property, and equipment, or receive advance payments from customers. Advances to suppliers were $50,085 and $872,289 as of June 30, 2007 and December 31, 2006, respectively. Advances from customers were $0 and $119,923 as of June 30, 2007 and December 31, 2006, respectively.

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

Shipping and Handling Costs - Shipping and handling billed to customers are recorded as revenue. Shipping and handling costs are included in cost of products sold.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$6,032,887	$3,157,860	$11,439,515	$6,651,438

Basic weighted-average common shares
outstanding	54,095,103	54,095,103	54,095,103	49,657,413
Effect of dilutive securities:
Warrants	162,285	162,285	162,285	81,143
Diluted weighted-average common shares
outstanding	54,257,388	54,257,388	54,257,388	49,738,556

Basic earnings per share	$0.11	$0.06	$0.21	$0.13
Diluted earnings per share	$0.11	$0.06	$0.21	$0.13

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

NOTE 4 - Inventory
Inventory consisted of the following:
	June 30, 2007	December 31, 2006
Raw materials	$1,487,311	$1,806,312
Finished goods	104,767	345,300
Total Inventory	$1,592,078	$2,151,612

NOTE 5 - Property and Equipment

Property and equipment consisted of the following:

	June 30, 2007	December 31, 2006
Building	8,011,128	1,854,717
Plant, machinery and equipment	36,149,038	25,106,521
Motor vehicle	120,058	108,851
Office equipment	89,092	84,241
Construction in progress	-	93,955
Total property and equipment	44,369,316	27,248,285
Less: accumulated depreciation	(4,637,976)	(3,674,605)

Total property and equipment, net	39,731,340	23,573,680

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 17
Motor vehicle	5 - 10
Office equipment	3 -5

Depreciation expense for the six months ended June 30, 2007 and 2006 was $858,658 and $343,939, respectively.

During the six months ended June 30, 2007, property and equipment increased $16,113,759. The increase was primarily due to the purchase of equipment for $9,755,250 to increase the NPCC production capacity of the Shanxi plant by an additional 40,000 tons. The increase was also due to the purchase of the NPCC factory plants in Shanxi for $5,837,707, purchase of equipment for the Shanghai R&D center of $106,830, and purchase of equipment for the Chemical segment of $413,972.

NOTE 6 - Intangible Assets

The Company’s intangible assets as of June 30, 2007 of $94,580 consist of land use rights, which are amortized over the 50-year life of those rights. Amortization expense for all periods presented is $0 as the rights were acquired on June 30, 2007 as described more fully in Note 9.

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

NOTE 9 - Related Parties

Receivable from related parties - At June 30, 2007 the Company had a receivable from Shandong Shengda Technology Co. Ltd. of $4,841,391 related to an advance made in anticipation of an acquisition of certain buildings. The transaction was not consummated and the funds were returned to the Company in July, 2007. At December 31, 2006, the Company had $1,601 receivable from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties - At June 30, 2007, the Company owed related parties $3,002,727 which consisted of $2,635,963 due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $366,764 due to Shandong Shengda Chemical Machinery Co., Ltd. At December 31, 2006, the Company owed related parties $3,349,814, which consisted of $2,951,357 due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $398,457 due to Shandong Shengda Chemical Machinery Co., Ltd. Those funds were considered retained funds for the installation of property and equipment for performance.

On June 30, 2007 the Company purchased certain buildings and land use rights from Shandong Shengda Technology Co. Ltd. The purchase price of $5,972,912 exceeded the cost of the assets paid by Shandong Shengda Technology Co. Ltd by $150,725 and, accordingly, this amount was treated as a distribution to Shandong Shengda Technology Co. Ltd. The cost of the building was recorded at $5,727,607 and the land use rights were recorded at $94,580, which represents the price originally paid to an unrelated third party.

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

Warrant - On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The exercise price was $2.57 per share and the warrant has a term of two years. The warrant had not been exercised as of June 30, 2007.

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

Certain condensed segment information for the three and six month periods ending June 30, 2007 and 2006 follows:

For the Three Months Ended June 30, 2007	Chemical	Nano-Materials	Total
Sale of products	$11,852,425	$10,828,104	$22,680,529
Cost of products sold	8,810,308	6,205,314	15,015,622
Selling expense	19,434	336,450	355,884
General and administrative expense	154,237	568,043	722,280
Depreciation and amortization	93,881	365,381	459,262
Segment income	2,433,818	3,599,069	6,032,887
Segment assets	38,556,937	43,632,983	82,189,920
Expenditures for segment assets	413,972	15,694,671	16,108,643

For the Three Months Ended June 30, 2006	Chemical	Nano-Materials	Total
Sale of products	$10,774,346	$3,517,441	$14,291,787
Cost of products sold	8,062,882	2,226,966	10,289,848
Selling expense	18,110	186,339	204,449
General and administrative expense	228,070	420,346	648,416
Depreciation and amortization	76,194	99,584	175,778
Segment income	2,528,227	629,633	3,157,860
Segment assets	23,832,929	27,722,845	51,555,774
Expenditures for segment assets	-	58,295	58,295

For the Six Months Ended June 30, 2007	Chemical	Nano-Materials	Total
Sale of products	$25,057,296	$19,803,504	$44,860,800
Cost of products sold	18,724,737	11,496,571	30,221,308
Selling expense	41,195	799,529	840,725
General and administrative expense	311,278	883,093	1,194,371
Depreciation and amortization	183,654	675,004	858,658
Segment income	5,069,815	6,369,700	11,439,515
Segment assets	38,556,937	43,632,983	82,189,920
Expenditures for segment assets	413,972	15,793,080	16,207,052

For the Six Months Ended June 30, 2006	Chemical	Nano-Materials	Total
Sale of products	$23,349,984	$7,266,673	$30,616,657
Cost of products sold	17,875,496	4,613,910	22,489,406
Selling expense	32,920	409,942	442,862
General and administrative expense	503,047	684,376	1,187,423
Depreciation and amortization	151,866	192,073	343,939
Segment income	5,069,815	1,581,623	6,651,438
Segment assets	23,832,929	27,722,845	51,555,774
Expenditures for segment assets	1,110,757	58,295	1,169,052

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

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

  manufacturing capacity of NPCC;
  pricing of our NPCC; and
  industry demand.

Manufacturing Capacity of NPCC. Our manufacturing capacity of NPCC products has been 30,000 metric tons annually from April, 2003. Sufficient capacity ensures a stable supply of NPCC for our customers which typically have a large demand for NPCC. We increased our annual manufacturing capacity of NPCC to 90,000 metric tons as of December 31, 2006 and 130,000 metric tons as of June 30, 2007. We plan to add an additional 60,000 metric tons of capacity in 2007.

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

Our ammonia-based chemicals supply local farmers and chemical plants located in Shandong and other surrounding provinces. We have a good relationship with our customers and our products have a good reputation in their markets. We believe the demand for our coal-based chemicals will remain stable in the next few years. But our chemical factory is located in the residential district. With the strong China governmental security and environment protection standards, it is possible the government will order us to shut down the factory or move to another location. As of June 30, 2007, we haven’t received any such order or notice from the government.

Seasonality. Our chemical business is generally the busiest between February and November of each year, when our ammonium bicarbonate is in the most demand due to the farming season in northern China. Our chemical revenue from this season generally accounts for 70-80% of the total chemical revenue per year. December to January is typically our slowest period during which the price of our ammonium bicarbonate drops approximately 6-8%.

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

Process technologies of NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our clients. We have successfully completed the research of a new generation membrane-dispersion technology in conjunction with Tsinghua University. The technology has been verified by experts and is in the process of becoming patented. The Company and Tsinghua University each have 50% ownership of the technology and the Company has the exclusive (100%) right to use the technology. This new technology will enable us to produce NPCC in a more efficient and cost effective way.

Availability and Price of Coal. Coal is the key raw material for making our coal-based chemicals as well as the key fuel for calcination of limestone. We have long-term relationships with our coal suppliers. We have developed a network of supplier alternatives for backup purposes. Coal prices have fluctuated in the past few years and the price curve turned relatively flat in the second half of 2005. The average price of coal was approximately $70 per metric ton in 2004 and increased to approximately $80 per metric ton in 2005 and $90 in 2006. In second quarter of 2007, it was approximately $97 per metric ton.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, and (e) the volume and costs of manufacturing of our products.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Sales and marketing expense consists primarily of (a) salaries (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our sales and marketing expense to increase in the future as we further increase our sales. In the second quarter of 2007, we lowered the commissions to sales staff from 5% to 3%, for the maturity and expansion of NPCC business. As a result, we plan to employ more sales staff and pay more commission based on the growing sales.

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of June 30, 2007 and December 31, 2006

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials and manufactures for equipments and plants, or receive advance payments from customers. Advances to suppliers were $50,085 and $872,289 as of June 30, 2007 and December 31, 2006, respectively. Advances from customers were $0 and $119,923 as of June 30, 2007 and December 31, 2006, respectively.

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

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006
Revenue

	For the Three Months Ended June 30,
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	11,852,425	52.26	10,774,346	75.39	1,078,079	10.01
Nano	10,828,104	47.74	3,517,441	24.61	7,310,663	207.84
Total Revenue	22,680,529	100	14,291,787	100	8,388,742	58.70

Total Revenue

The total revenue of our chemical business increased by $1,078,079 or 10.01% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. The increase was mainly due to (i) additional revenue of $538,225 from an increase in sales of liquid ammonia by 1,527.94 tons and an increase in sale price by $2.8 per ton; (ii) additional $396,658 from an increase in sales of melamine by 411 tons which was offset by a decrease in sale price by $6.57 per ton; (iii) $8,885 from a decrease in sales of ammonium bicarbonate by 632 tons which was offset by an increase in sale price by $0.85 per ton, and (iv) additional $351,593 from the change of exchange rate between RMB and USD, for our functional currency is RMB, which was offset by decreased revenue from methanol for $217,282. The reason for the decrease in revenue of methanol was due to the decrease in sale price by $22.94 per ton and a decrease in sales by 132 tons. The increase and decrease of sales for the chemical products were caused by the adjustment of our product mix due to market conditions and the fluctuation of the chemical market.

The increase of total revenue from our NPCC business was $7,310,663 or 207.84% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. The increase was mainly due to (i) $7,298,089 additional revenue from an increase in sales by 19,382.50 tons as a result of our capacity expansion, (ii) additional $168,321 from the change of the exchange rate between RMB and USD, which was offset by the $155,747 revenue decrease as a result of the decreased sales price. The average sale price of NPCC for the second quarter of 2007 was $17.34 lower per ton compared to the corresponding period of the prior year. We have a cost advantage due to the adoption of new technology and lower raw materials cost at our Shannxi NPCC facilities. As a result, we sold our products to our customers at a more competitive price while being able to maintaining our gross profit margin.

Cost of Revenue and Gross Profit

	For the Three Months Ended June 30,				Period to Period
	2007		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	8,810,308	74.33	8,062,882	74.83	747,426	9.27
Nano-material	6,205,314	57.31	2,226,966	63.31	3,978,348	178.64
Total Cost of Revenue	15,015,622	66.20	10,289,848	72.00	4,725,774	45.93

Gross Profit
Chemical	3,042,117	25.67	2,711,464	25.17	330,653	12.19
Nano-material	4,622,790	42.69	1,290,475	36.69	3,332,315	258.22
Total Gross Profit	7,664,907	33.80	4,001,939	28.00	3,662,968	91.53

The cost of revenue for our chemical business increased by $747,426 or 9.27% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. The increase was mainly due to: (i) additional $545,803 from the increase in sales of liquid ammonia and melamine, (ii) additional $135,276 from the increase in the price of coal by $1.38 per ton; (iii) additional $ 217,342 from the increased price of electricity by $0.0039 per kwh, which was offset by $150,995 from the decreased sales of methanol.

The gross profit of our chemical business increased from 25.17% for the second quarter in 2006 to 25.67% for the second quarter in 2007. The gross profit increased by $330,653 or 12.19% for the following reasons (1) an increase of gross profit by $149,935 as a result of increase of the sales of liquid ammonia by 1,527 tons and the average selling price of liquid ammonia by $2.79 per ton; (2) an increase of gross profit by $150,379 as a result of an increase of sales of melamine, which was offset by a decrease of gross profit by $89,437 caused by a decreasein sales of methanol by 131.7 tons.

The cost of revenue of our NPCC business increased by $3,978,348 or 178.64% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. This was mainly due to the increase in sales by 19,382.50 tons as a result of capacity expansion.

Our gross profit of NPCC increased from 36.69% for the second quarter in 2006 to 42.69% for the second quarter in 2007. This was mainly due to several reasons (i) the unit cost of our products decreased by 17.52% as the result of the introduction of new technology and the expansion of capacity and lower cost of raw materials at our new factory; which was offset by the average selling price decrease by 8.9%, which resulted in an increase in gross profit of $3,332,315 or 258.22%.

Operating Expenses

	For the Three Months Ended June 30,				Period to Period
	2007		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Sales and Marketing Expenses
Chemical	19,435	0.16	18,110	0.17	1,325	7.31
NPCC	336,450	3.11	186,339	5.30	150,111	80.56
Total Sales and Marketing Expenses	355,885	1.57	204,449	1.43	151,436	74.07
General and Administration Expenses
Chemical	154,237	1.30	228,070	2.09	-73,833	-32.37
NPCC	568,043	5.25	420,346	11.74	147,697	35.14
Total General and Administration Expenses	722,280	3.18	648,416	4.48	73,864	11.39

Sales and Marketing expenses of our chemical business increased by $1,325 or 7.31% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. The main reason was that sales commission increased as a result of the increase of sales.

Sales and Marketing expenses of our NPCC business increased by $150,111 or 80.56% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. The main reason was that sales commission increased by $233,734 as a result of the increase of sales, which was offset by the decrease of $83,623 caused by the lower sales commission rate.

The general and administrative expenses of our chemical business decreased by $73,833 or -32.37% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. The main reasons were: (i) a $10,513 decrease in business expenses and office expenses; and (ii) a $70,054 decrease in the expenses related to being a public company, which was offset by a $6,734 increase in insurance costs.

The general and administrative expenses of our NPCC business increased by $147,697 or 35.14% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. The main reasons were: (i) a $142,591 increase in salary, business expenses, office expenses and insurance etc. as a result of the opening of the new facility in Shaanxi; and (ii) a $283,419 increase in the expenses related to being a public company, which was offset by a $278,313 decrease in technology license fees.

Operating and Other Income

	For the Three Months Ended June 30,
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	6,586,742	29.04	3,149,074	22.04	3,437,668	109.16
Interest Income	64,549	0.28	8,786	0.06	55,763	634.68
Provision for income taxes	618,404	2.73	-		618,404
Net Profit	6,032,887	26.60	3,157,860	22.10	2,875,027	91.04

Operating income increased by $3,437,668 or 109.16% for the quarter ended June 30, 2007 compared to the corresponding period of the prior year. This was mainly due to the increased revenues of $8,388,742 which was offset by an increase of cost of revenue of $4,725,774 and an increase in operating expenses in the amount of $225,299.

Interest income for the quarter ended June 30, 2007 increased by $55,763 or 634.68%. Such increase was due to the fact that more cash was on deposit at our banks.

For the quarter ended June 30, 2007, an increase in income tax by $618,404 due to the fact that the tax holidays for two of our facilities expired. Under the Chinese tax law, these two facilities are subject to an income tax at the rate of 16.5% from the third year to the fifth year of generating profits.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue

	For the Six Months Ended June 30,				Period to Period
	2007		2006		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	25,057,296	55.86	23,349,984	76.27	1,707,312	7.31
Nano-material	19,803,504	44.14	7,266,673	23.73	12,536,831	172.53
Total Sales	44,860,800	100	30,616,657	100	14,244,143	46.52

The total revenue of our chemical business increased by $1,707,312 or 7.31% for the six months ended June 30, 2007 compared to the corresponding period of the prior year. The increase was mainly due to: (1) additional revenue of $2,846,792 from increased sales of liquid ammonia by 11,210.96 tons which was offset by the decrease in selling price by $1.39 per ton; (2) additional $944,560 from an increase in sales of melamine by 663.5 tons whose selling price increased by $3.71 per ton; (3) additional $151,322 from an increase in sales of methanol by 591.07 tons which was offset by the decrease in selling price by $1.99 per ton; (4) additional $580,761 from the change of exchange rate between RMB and USD, which was offset by a $2,816,133 decrease in the revenue of ammonium bicarbonate as a result of a 48,434 tons decrease of sales due to products mix adjustments according to the market demand.

The increase of total revenue of our NPCC business was $12,536,831 or 172.53% for the six months ended June 30, 2007 compared to the corresponding period of the prior year. The increase was primarily caused by: (i) additional $12,421,314 of revenue from an increase in sales by 33,377.17 tons as a result of our capacity expansion; and (ii) additional $393,550 revenue from the change of exchange rate; which was offset by the $278,033 decrease as a result of the lower selling price. The average selling price of NPCC decreased by $15.87 per ton for the six months ended June 30, 2007 compared to the corresponding period of the prior year. We have a cost advantage due to the adoption of new technology and lower raw materials cost. As a result, we sold our products to our customers at a more competitive price while still maintaining our gross profit~~.~~ margin.

Cost of Revenue and Gross Profit

	For the Six Months Ended June 30,
					Period to Period
	2007		2006		Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	18,724,737	74.73	17,875,496	75.92	849,241	4.75
Nano-material	11,496,571	58.05	4,613,910	62.40	6,882,661	149.17
Total Cost of Revenue	30,221,308	67.37	22,489,406	72.69	7,731,902	34.38

Gross Profit
Chemical	6,332,559	25.27	5,474,488	23.45	858,071	15.67
Nano-material	8,306,933	41.95	2,652,743	36.51	5,654,170	213.14
Total Gross Profit	14,639,492	32.63	8,127,251	26.55	6,512,241	80.13

The cost of revenue of our chemical business increased by $849,241 or 4.75% for the six months ended June 30, 2007 compared to the corresponding period of the prior year. The main reasons were: (i) an increase of $2,243,595 due to a sales increase of liquid ammonia, melamine and methanol; (ii) the price of coal increased by $1.30 per ton, which resulted in an increase of $375,532 in cost of revenue; and (iii) the electricity price increased by $0.0039 per kw/h, resulting an increase of $554,916; which was offset by a $2,324,802 decrease due to the decrease in ammonia bicarbonate sales by 48,434 tons.

The gross profit margin of our chemical business increased from 23.45% to 25.27%. This was mainly because we carried out technological improvements in the second quarter and lowered the coal consumptions. As a result, the unit price of ammonia bicarbonate deceased by 3.72%. The price of liquid ammonia and methanol decreased $1.39 per ton and $1.99 per ton, respectively compared to the same period last year, which lowered the gross margin by 1.77% and 0.77%, respectively. The cost reductions brought about by the technological improvements were offset by the gross margin decrease due to the product price decrease, which resulted in a gross profit increase of $858,071 or 15.67%.

The cost of revenue of NPCC business increased by $6,882,661 or 149.17% for the six months ended June 30, 2007 compared to the corresponding period of the prior year. This was mainly due to the increase in sales by 33,377.17 tons as a result of capacity expansion.

Our gross profit margin of NPCC increased from 36.51% to 41.95%. This was mainly due to the unit cost of our products decreased by 22.35% as the result of the introduction of new technology and the expansion of capacity and lower cost of raw materials at our new factory in Shaanxi; which was offset by a decrease by the average selling price of 8.5%, which together resulted in an increase in gross profit of $5,654,170 or 213.14%.

Operating Expenses

	For the Six Months Ended June 30,
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Selling Expenses
Chemical	41,196	0.16	32,920	0.14	8,276	25.14
Nano	799,529	4.04	409,942	5.64	389,587	95.03
Total	840,725	1.87	442,862	1.45	397,863	89.84
G&A Expenses
Chemical	311,278	1.24	503,047	2.15	-191,769	-38.12
Nano	883,093	4.46	684,376	9.42	198,717	29.04
Total	1,194,371	2.66	1,187,423	3.88	6,948	0.59

Selling expenses of chemical business for the six months ended June 30, 2007 increased by $8,276 or 25.14%, compared to the corresponding period of the prior year. The main reason was that sales commission increased as a result of the increase of sales.

Selling expenses of NPCC for the six months ended June 30, 2007 increased by $389,587 or 95.03%, compared to the corresponding period of the prior year. The main reason was due to the increase of $523,737 of sales commission as a result of the increase of sales which was offset by a decrease of $134,150 due to a decrease in sales commission rate. In April 2007 we adjusted the commission rate for NPCC products from 5% to 3%. Such adjustments were based on the continuous increase of our market share and expansion of our capacity; therefore, there appeared to be no negative effects on our business.

The general and administrative expenses of chemical business decreased by $191,769 or -38.12% for the six months ended June 30, 2007 compared to the corresponding period of the prior year. The main reasons were 1) less expenses related to being a public company; 2) a $15,061 decrease of business and office expenses which was offset by the increase of insurance fees and salary for $57,299 and $15,992, respectively.

The general and administrative expenses of NPCC increased by $198,717 or 29.04% for the six months ended June 30, 2007 compared to the corresponding period of the prior year. The main reasons were (i) the increase of $193,668 in salary, business expenses, office expenses, insurance expenses, etc at the new facility in Shannxi and (ii) $280,308 of expenses related to being a public company, which were offset by a decrease of $275,259 in technology license fees.~~.~~

Operating and Other Income

	For the Six Months Ended June 30
	2007		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	12,604,396	28.10	6,496,966	21.22	6,107,430	94.00
Interest Income	132,286	0.29	44,476	0.15	87,810	197.43
Other Income			109,996	0.35	-109,996
Income Tax	1,297,167	2.89	-		1,297,167
Net Profit	11,439,515	25.50	6,651,438	21.72	4,788,077	71.99

Operating income increased by $6,107,430 or 94.00% for the six months ended June 30, 2007 compared to the corresponding period of the prior year. This was mainly due to the increased revenues of $14,244,143 which was offset by an increase of cost of revenue for $7,731,902 and an increase in operating expenses of $404,811.

Interest income for the six months ended June 30, 2007 increased by $87,810 or 197.43%. Such increase was due to the fact that more cash was on deposit at our banks.

For the six months ended June 30, 2007, there was no other income.

For the six months ended June 30, 2007, an increase in income tax by $1,297,167 due to the fact that the tax holidays for two of our facilities expired. Under the Chinese tax law, these two facilities are subject to income tax at the rate of 16.5% from the third year to the fifth year of generating profit.

Liquidity and Capital Resources

The following tables sets forth certain information about our liquidity and capital resources:

	As of June 30, 2007	As of December 31, 2006
Cash and Cash Equivalents	27,625,972	34,684,142
Trade Account Receivable, Net	8,235,904	5,588,676
Working Capital	30,189,709	33,555,584

	For the six months ended June, 30, 2007	For the six months ended June 30, 2006
Net cash provided by operating activities	13,823,898	1,177,915
Net cash used in investing activities	(16,207,052)	(1,169,052)
Net cash used in (provided by) financing activities	(5,350,485)	12,043,264

As of June 30, 2007, we had working capital of $30,189,709, including cash and cash equivalents of $27,625,972, and accounts receivable of $8,235,904; As of December 31, 2006, we had working capital of $33,555,584, including cash and cash equivalents of $34,684,142, and accounts receivables of $5,588,676. During the six months ended June 30, 2007, our working capital decreased by $3,365,875, with cash and cash equivalents decreased by $7,058,170 and accounts receivables increased by $2,647,228. The changes were primarily due to expansion of our NPCC capacity.

Net cash provided by operating activities was $13,823,898 for the six months ended June 30, 2007 as compared to $1,177,915 provided by operating activities for the six months ended June 30, 2006.

Net cash used in investing activities for the six months ended June 30, 2007 was $16,207,052, representing amounts used to purchase property and equipment. Net cash used in investing activities for the six months ended June 30, 2006 was $1,169,052, which was also used for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2007 was $5,350,485. Accounts receivable related parties increased by $4,839,790 which was paid in July 2007. In addition, the difference between the purchasing price and cost of plant and land use rights purchased from related parties in the amount of $93,293 was considered a distribution to shareholders. Net cash provided by financing activities for the six months ended June 30, 2006 was $12,043,264, consisting of $13,969,714 in net proceeds from the sale of equity securities of Faith Bloom and $1,926,450 in other receivables.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A—RISK FACTORS

Risks Related To Our NPCC Business

We may not be able to maintain our lead in NPCC technology.  At present, we are the only NPCC manufacturer that supplies the tire industry in China and also the largest NPCC manufacturer in China in terms of manufacturing capacity. Our competitive edge depends heavily on the new technology employed in our NPCC manufacturing process. If a better technology than ours can be developed for manufacturing NPCC or a new product can be developed to replace NPCC, we may lose our competitive advantage and our results may be adversely impacted.

Our NPCC products have limited application. We may not be able to increase the market for our NPCC products. Presently, our existing NPCC products are used as additives for tires, polyvinyl chloride (“PVC”) building materials, paints and inks. Our products, therefore, depend heavily on a limited number of industries. Our growth potential may be limited if we cannot expand the market for our existing NPCC products or develop new products for other industries. Although we have increased our research and development to expand the range of application of our NPCC products, there is no assurance that we will succeed in our effort.

We may not be able to continue to produce high-quality NPCC products, which may negatively impact our business. Our NPCC products are in demand because of their high quality. If we fail to continue to produce high quality NPCC products, our reputation may be harmed and our business may suffer as a result.

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

Risks Related to Our Coal-Based Chemical Business

Our revenues from coal-based chemical products depend heavily on government policies. If the government changes its policies, our revenues and profit from our chemical products could decrease significantly.   To boost the income of millions of Chinese farmers and enhance China’s national security, the Chinese government has instituted policies that encourage farmers in China to increase their production of grains by limiting the price of ammonium fertilizers while at the same time providing the fertilizer industry some relief, including capping the price of raw materials, providing for preferential pricing for electricity and exempting value added tax. Due to the policies, our chemical business is able to realize a profitable margin. However, the Chinese government changes its policies from time to time. If the Chinese government changes the policies currently in place that compensate our loss due to the price control, our revenues and profit from our chemical business could suffer.

Our coal-based chemical manufacturing business is highly risky and hazardous. We may face environmental and safety problems. Our chemical manufacturing process produces exhaust gas and waste water which may pollute the environment. If an accident occurs in our chemical plant, toxic gas and other pollutants could leak and cause serious pollution problems. Moreover, most of our chemical products are flammable, explosive, and dangerous, and pose a threat to the health and safety of our employees and residents around our facility, and if any accident occurs during manufacturing or in transportation, there could be dire consequences.

Some of our coal-based chemical products experience a glut of supply. Our chemical business may suffer if the oversupply lasts for an extended period.   Due to an overcapacity of production facilities and increase in foreign imports, the price for coal based chemicals, especially methanol and melamine, has decreased significantly in the last two years. Due to the low cost of our production process, this price decrease has not had a significant impact on our results. However if the oversupply lasts for an extended period, our chemical business may suffer.

China is tightening its environmental law and strengthening its enforcement, which could adversely affect our chemical business. With increased environmental awareness among Chinese citizens, the Chinese government is beginning to tighten environmental laws and regulations. Recently, the Chinese government has stepped up its enforcement efforts due to the occurrence of several significant environmental disasters. Our coal-based chemical plant is located very close to residential and business properties. If the government decides to toughen its environmental policies and order us to cease operation or relocate, our business could be significantly harmed.

Risks Related to Our Operations

Our business, financial condition and operating results depend on our customers’ future success with their products, which may fail to achieve the results we and our customers expect. Currently, we supply the tire industry, the PVC building materials industry, and the paints/coating/ink industry. The potential for growth and success of our NPCC business largely depend on our customers’ future success in their products. If our customers are not successful in developing their products, their demand for our NPCC products may decrease. Our business may be adversely impacted as a result.

We and our suppliers and customers are vulnerable to natural disasters which could severely disrupt the normal operation of our business and adversely affect our business, financial condition and operating results. We operate multiple facilities and source products from companies who operate facilities, which may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, and heavy rains, technical disruptions such as electricity or infrastructure breakdowns, computer glitches and electronic viruses. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of products could adversely affect our reputation, our relationships with clients, or cause us to incur substantial additional expenditure to repair or replace damaged equipment or facilities. We may also be liable to our customers for disruption in service resulting from such damage or destruction. Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various materials essential for the manufacturing of our products or result in shortage of our products. If we are unable to procure an adequate supply of raw materials that are required for us to manufacture our products, our revenue and operating results would be adversely affected.

The sales cycle for our products is difficult to predict, which may make it difficult to plan our expenses and forecast our operating results and could have an adverse effect on our financial results and share price. If our sales cycle lengthens, our quarterly operating results may become less predictable and may fluctuate more widely than in the past. Due to the relatively large size of some orders, a delayed sale could have a material adverse effect on our quarterly revenue and operating results. If our projected revenue does not meet our expectations, we are likely to experience a shortfall in our operating profit relative to our expectations. As a result, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and that you should not rely on them as an indication for future performance. It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors. If this happens, the price of our common stocks will likely decrease.

Risks Related to Our Material Supply and Product Distribution

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position. Both our NPCC and chemical businesses use coal as raw material. In the last few years, coal prices have fluctuated substantially. Although the price for coal dropped last year, it may increase in the future due to the rapid development of the Chinese economy and the resulting demand for energy. If the price for coal increases again, our profit margin could decrease considerably.

We are dependent on our suppliers for key materials such as coal and limestone. Coal and limestone are the key raw materials for our business. We use a large amount of coal and limestone in our manufacturing process. We have to purchase these raw materials from suppliers since we do not mine coal or limestone ourselves. As a result, any failure to secure and maintain the purchase and management of such key raw materials could materially and adversely affect our business, financial condition and operating results.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us. Our NPCC products are sold to only a small number of major customers mainly located in Shandong Province and northern China with large orders each year. Our major chemical product liquid ammonia is sold only to a small number of major customers with large orders located within a short distance of our facilities due to the fact that shipping any product long-distance will make it non-competitive in price. Although no customer individually accounted for more than 10% of our total revenues for the fiscal year ended December 31, 2006 in our aggregate business, our four largest customers in the tire and PVC segments accounted for 42.5% and 59.48%, respectively, of our revenues from these segments in fiscal 2006. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to   the risk of substantial losses if a single dominant customer ceases purchasing. If we lose any customers and are unable to replace them with other customers that would purchase a similar amount of our products, our revenues and net income would decline considerably.

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

Risks Related to Our Management and Personnel

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

If we are successful in obtaining rapid market growth of our NPCC products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available.

We depend on key personnel for our business operations. Our future success depends substantially on the continued services of our executive officers, especially Xiangzhi Chen, our chief executive officer and chairman of our board of directors, Xukui Chen, head of chemical business, and Zhaowei Ma, head of our NPCC business. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

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

Risks Related to Our Technology

Our business depends on our ability to protect our intellectual property effectively. If any of our patents is not protected or any of our trade secrets is divulged, we may lose our competitive edge. The success of our business depends in substantial measure on the legal protection of the patents which we are licensed to use or we may co-own as a result of our joint development program with Tsinghua University in China and other proprietary rights in technology we hold. We hold licensed patents in China and have a patent application pending in China regarding technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property in China where it may be difficult to enforce the law to protect our proprietary rights as compared to the laws of the United States. The validity and breadth of claims in patents and trade secrets involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents that are licensed to us or that may be issued to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed, or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

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

We may have difficulties in enforcing our intellectual property rights through litigation. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial considerations.

We may not be able to secure patent for our membrane dispersion technology for manufacturing NPCC, which may have an adverse impact on our business. Our new NPCC facility in Shaanxi employs the membrane dispersion technology which was developed jointly by us and Tsinghua University. The technology enables us to manufacture NPCC with better quality and lower costs. We have applied to China’s State Patent Office for a patent on the technology. Although our application was published for public comments in May last year, there is no assurance that we will eventually obtain the patent. If the Chinese state Patent Office denies our application because our technology is not patentable or someone challenges our application, our business may be adversely impacted.

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

We may not be able to distribute our assets upon liquidation. Our assets are predominately located inside China. Under the laws governing foreign investment enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of liquidation.

We may be treated as a resident enterprise for PRC tax purposes after the Enterprise Income Tax Law becomes effective on January 1, 2008, which may subject us to PRC income tax for any dividends we receive from our subsidiaries and PRC income tax withholding for any dividends we pay to our non-PRC shareholders. The Enterprise Income Tax Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and will generally be subject to the uniform 25.0% enterprise income tax rate as to their global income, including income we receive from our subsidiaries. The term “de facto management bodies” is not defined under the Enterprise Income Tax Law and it is currently unclear in which situations a non-PRC enterprise’s “de facto management body” is located in China. All of our management is currently based in China, and if a majority of the members of our management team continue to be located in China after the effective date of the Enterprise Income Tax Law, we may be considered a PRC resident enterprise and therefore subject to PRC enterprise income tax at the rate of 25% on our worldwide income, which will include any dividend income we receive from our subsidiaries. If we are required under the Enterprise Income Tax Law to pay income tax for any dividends we receive from our subsidiaries, our revenues could decrease significantly.

Our subsidiaries in China are subject to restrictions on dividend payments and making other payments to us or any other affiliated company. We are primarily a holding company and do not conduct any business operations other than our holding of the equity interests in China. As a result, we rely on dividends, consulting and other fees paid to us by our subsidiaries in China. Our ability to pay dividend and meet our obligations is partially dependent upon receiving such payments from our subsidiaries in China. PRC regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside at least 10% of their after-tax profits, if any, each year according to Chinese accounting standards and regulations to fund certain reserve funds, unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. Furthermore, our subsidiaries are required to allocate portions of their respective after-tax profits to their enterprise expansion funds and staff welfare and bonus funds at the discretion of their boards of directors.

We have limited business insurance coverage in China, which could harm our business. We are exposed to many risks, including equipment failures, natural disasters, industrial accidents, power outages, and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry business interruption insurance and as a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may severely disrupt our business and operations. A renewed outbreak of severe acute respiratory syndrome, the Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our revenues are derived from, could have a negative effect on our operations. In addition, there have been confirmed human cases of avian influenza in PRC, Vietnam, Iraq, Thailand, Indonesia, Turkey, Cambodia and other countries which have proven fatal in some instances. If such an outbreak or any other similar epidemic were to spread in China, where our operations are located, it may adversely affect our business and operating results.

Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of our manufacturing facilities or the retail outlets, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

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

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay cash dividends. We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain in your investment for the foreseeable future.

We will incur increased costs as a result of changes in laws and regulations relating to corporate governance matters. As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by The NASDAQ Capital Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure which may prevent us from accurately reporting our financial results or detecting and preventing fraud. We will be subject to reporting obligations under the U.S. securities law. Beginning with out annual report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal controls over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

We may require additional capital, which may not be available on commercially reasonable terms, or at all. Capital raise through the sale of equity securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may be unavailable in amounts or on terms acceptable to us, or at all. Failure to obtain such additional capital could have an adverse impact on our business strategies and growth prospects.

If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders.  Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates will beneficially own approximately 48.2% of our outstanding common stock. As a result, these persons, acting together, will have the ability to influence significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including investors in this offering, by, among other things:

•	delaying, deferring or preventing a change in control of us;

•	entrenching our management and/or our board of directors;

•	impeding a merger, consolidation, takeover or other business combination involving us;

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

It may be difficult for you to enforce any judgment in the United States against our company, which may limit the remedies otherwise available to our shareholders. All of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

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

SHENGDATECH, INC.

Date: August 9, 2007	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: August 9, 2007	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)