Form 10-Q
period 2007-09-30
ShengdaTech, Inc.
filed 2007-11-09
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer x	Non-accelerated filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

The number of shares of Common Stock outstanding on October 31, 2007 was 54,095,103 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

See the accompanying notes to the condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$41,079,859	$34,684,142
Trade accounts receivable, less allowance for doubtful accounts of $0	8,613,891	5,588,676
Other receivables	22,022	157,352
Advances to suppliers	530,290	872,289
Inventory	1,856,055	2,151,612
Receivable from related parties	1,665	1,601
Total Current Assets	52,103,782	43,455,672

Property and Equipment, net of accumulated depreciation
of $5,350,582 and 3,674,605, respectively	39,913,796	23,573,680
Land use rights, net of accumulated amortization of $0	95,428	-
TOTAL ASSETS	$92,113,006	$67,029,352

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$5,128,322	$2,957,413
Other payables and accrued expenses	2,666,865	2,235,758
Income and other taxes payable	2,132,684	1,237,180
Advances from customers	-	119,923
Payable to related parties	3,273,229	3,349,814
Total Current Liabilities	13,201,100	9,900,088
Shareholders' Equity
Common stock - $0.00001 par value; 100,000,000 shares
authorized, 54,095,103 shares outstanding	540	540
Additional paid-in capital	21,673,396	21,824,121
Statutory reserves	3,301,379	3,301,379
Retained earnings	49,438,514	30,187,740
Accumulated other comprehensive income	4,498,077	1,815,484
Total Shareholders' Equity	78,911,906	57,129,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$92,113,006	$67,029,352

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Sale of Products	$27,170,790	$18,818,207	$72,031,590	$49,418,129
Cost of Products Sold	17,509,834	13,237,343	47,731,142	35,717,463

Gross Profit	9,660,956	5,580,864	24,300,448	13,700,666

Operating Expenses:
Selling expense	435,411	309,412	1,276,136	751,842
General and administrative expense	709,620	502,615	1,903,991	1,758,507
Total Operating Expenses	1,145,031	812,027	3,180,127	2,510,349

Income from Operations	8,515,925	4,768,837	21,120,321	11,190,317

Other Income (Expense):
Interest income	70,599	33,480	202,885	77,899
Other income	-	-	-	126,585
Interest expense	-	-	-	(16,494)
Net Other Income	70,599	33,480	202,885	187,990

Income Before Income Taxes	8,586,524	4,802,317	21,323,206	11,378,307
Provision for income taxes	775,264	-	2,072,431	-

Net Income	$7,811,260	$4,802,317	$19,250,775	$11,378,307
Net Income	$7,811,260	$4,802,317	$19,250,775	$11,378,307
Comprehensive income: foreign
currency translation adjustments	1,082,018	36,584	2,682,593	152,326
Comprehensive income	$8,893,278	$4,838,901	$21,933,368	$11,530,633

Earnings Per Share:
Basic	$0.14	$0.09	$0.36	$0.22
Diluted	$0.14	$0.09	$0.35	$0.22
Weighted Average Shares Outstanding:
Basic	54,095,103	54,095,103	54,095,103	51,103,402
Diluted	54,257,388	54,257,388	54,257,388	51,225,116

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$19,250,775	$11,378,307
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,497,846	659,681
Changes in assets and liabilities:
Accounts receivable	(2,744,480)	(1,004,216)
Other receivables	136,173	14,314
Advances to suppliers	369,036	137,064
Inventory	373,543	(1,320,184)
Trade accounts payable	2,013,618	1,667,554
Other payables and accrued expenses	334,857	459,644
Income and other taxes payable	828,703	(647,947)
Advances from customers	(122,138)	-
Net Cash provided by Operating Activities	21,937,933	11,344,217

Cash Flows from Investing Activities:
Purchase of property and equipment	(16,484,325)	(16,231,659)
Purchase of land use rights	(93,461)	-
Net Cash used in Investing Activities	(16,577,786)	(16,231,659)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	13,969,714
Changes in related party receivable / payable	(205,904)	3,085,771
Distribution to shareholder	(150,725)	-
Net Cash (used in) provided by Financing Activities	(356,629)	17,055,485

Effect of Exchange Rate Changes in Cash	1,392,199	375,755

Net Change in Cash	6,395,717	12,543,798
Cash and Cash Equivalents at Beginning of Period	34,684,142	10,749,300
Cash and Cash Equivalents at End of Period	$41,079,859	$23,293,098

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,306,331	$-

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2007
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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

During September 2004, the Investors formed Dongfang Nano-Materials Pte. Limited, a Singapore private limited company, subsequently renamed Eastern Nano-Materials Holdings Pte. Ltd. (Eastern Nano), and formed Shandong Haize Nano Co. Ltd. (Haize Nano) and Shandong Bangsheng Chemical Co. Ltd. (Bangsheng Chemical) as subsidiaries of Eastern Nano in the PRC (the Eastern Nano Subsidiaries). On November 24, 2004, the Investors agreed to transfer all of the operations and all of the assets and liabilities of Shengda Nano and Shengda Chemical, except for $7,822,477 of cash, $301,111 of other non-trade receivables, their land, land use rights and buildings, (the transferred assets and liabilities are referred to herein as the Acquired Assets) to the Eastern Nano Subsidiaries and to cause the Eastern Nano Subsidiaries to assume $1,343,442 of additional liabilities from the Investors. In June 2005, the Eastern Nano Subsidiaries consummated the acquisition of the Acquired Assets for $5,164,922. The purchase was financed and paid by Mr. Chen personally borrowing $5,250,000 from a third-party lender and paying $5,164,922 thereof to the Investors. The payments were made to the Investors in order to accomplish the transfer in accordance with the laws of the PRC and in accordance with the terms of the purchase agreement. Immediately thereafter, the Investors each repaid their proportionate share of $5,164,922 of Mr. Chen’s note payable to the third-party. The land, land use rights and buildings that Shengda Nano and Shengda Chemical retained were thereafter leased to the Eastern Nano Subsidiaries.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2007
(unaudited)

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2007
(unaudited)

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of September 30, 2007 and December 31, 2006

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, property, and equipment, or receive advance payments from customers. Advances to suppliers were $530,290 and $872,289 as of September 30, 2007 and December 31, 2006, respectively. Advances from customers were $0 and $119,923 as of September 30, 2007 and December 31, 2006, respectively.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2007
(unaudited)

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$7,811,260	$4,802,317	$19,250,775	$11,378,307

Basic weighted-average common shares
outstanding	54,095,103	54,095,103	54,095,103	51,103,402
Effect of dilutive securities:
Warrants	162,285	162,285	162,285	121,714
Diluted weighted-average common shares
outstanding	54,257,388	54,257,388	54,257,388	51,225,116

Basic earnings per share	$0.14	$0.09	$0.36	$0.22
Diluted earnings per share	$0.14	$0.09	$0.35	$0.22

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
SEPTEMBER 30. 2007
(unaudited)

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

NOTE 4 - Inventory

Inventory consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$1,438,114	$1,806,312
Finished goods	417,941	345,300
Total Inventory	$1,856,055	$2,151,612

NOTE 5 - Property and Equipment

Property and equipment consisted of the following:

	September 30, 2007	December 31, 2006
Building	$8,386,687	$1,854,717
Plant, machinery and equipment	36,664,713	25,106,521
Motor vehicle	113,194	108,851
Office equipment	99,784	84,241
Construction in progress	-	93,955
Total property and equipment	45,264,378	27,248,285
Less: accumulated depreciation	(5,350,582)	(3,674,605)
Total property and equipment, net	$39,913,796	$23,573,680

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 17
Motor vehicle	5 - 10
Office equipment	3 -5

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $1,497,846 and $659,681, respectively.

During the nine months ended September 30, 2007, property and equipment increased $18,016,093. The increase was primarily due to the purchase of equipment for $10,142,990 to increase the NPCC production capacity of the Shaanxi plant by an additional 40,000 tons. The increase was also due to the purchase of the NPCC factory plants in Shaanxi for $6,086,042, purchase of equipment for the Shanghai R&D center of $371,127, and purchase of property and equipment for the Chemical segment of $425,670.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2007
(unaudited)

NOTE 6 - Intangible Assets

The Company’s intangible assets as of September 30, 2007 of $95,428 consist of land use rights, which are amortized over the 50-year life of those rights. Amortization expense for all periods presented is $0 as the rights were acquired on June 30, 2007 as described more fully in Note 9.

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

NOTE 9 - Related Parties

Receivable from related parties - At September 30, 2007 and December 31, 2006, the Company had a receivable of $1,665 and $1,601 from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties - At September 30, 2007, the Company owed related parties $3,273,229 which consisted of $3,243,632 due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $29,597 due to Shandong Shengda Chemical Machinery Co., Ltd. At December 31, 2006, the Company owed related parties $3,349,814, which consisted of $2,951,357 due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $398,457 due to Shandong Shengda Chemical Machinery Co., Ltd. Those funds were considered retained funds for the installation of property and equipment for performance.

On June 30, 2007 the Company purchased certain buildings and land use rights from Shandong ShengdaTechnology Co. Ltd. The purchase price of $5,972,912 exceeded the cost of the assets paid by Shandong Shengda Technology Co. Ltd by $150,725 and, accordingly, this amount was treated as a distribution to Shandong Shengda Technology Co. Ltd. The cost of the building was recorded at $5,727,607 and the land use rights were recorded at $95,428, which represents the price originally paid to an unrelated third party.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2007
(unaudited)

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

Warrant - On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The exercise price was $2.57 per share and the warrant has a term of two years. The warrant had not been exercised as of September 30, 2007.

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

Certain condensed segment information for the three and nine month periods September 30, 2007 and 2006 follows:

For the Nine Months Ended September 30, 2007	Chemical	Nano-Materials	Total
Sale of products	$39,105,053	$32,926,537	$72,031,590
Cost of products sold	28,834,209	18,896,933	47,731,142
Selling expense	64,463	1,211,673	1,276,136
General and administrative expense	607,626	1,296,365	1,903,991
Depreciation and amortization	280,595	1,217,251	1,497,846
Segment income	8,254,418	10,996,357	19,250,775
Segment assets	34,266,698	57,846,308	92,113,006
Expenditures for segment assets	416,897	16,160,889	16,577,786

For the Nine Months Ended September 30, 2006	Chemical	Nano-Materials	Total
Sale of products	$36,799,991	$12,618,138	$49,418,129
Cost of products sold	27,745,756	7,971,707	35,717,463
Selling expense	55,148	696,694	751,842
General and administrative expense	639,704	1,118,803	1,758,507
Depreciation and amortization	238,476	421,205	659,681
Segment income	8,779,228	2,599,079	11,378,307
Segment assets	19,374,023	40,611,029	59,985,052
Expenditures for segment assets	894,289	15,337,370	16,231,659

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30. 2007
(unaudited)

For the Three Months Ended September 30, 2007	Chemical	Nano-Materials	Total
Sale of products	$14,047,758	$13,123,032	$27,170,790
Cost of products sold	10,109,472	7,400,362	17,509,834
Selling expense	23,268	412,143	435,411
General and administrative expense	296,348	413,272	709,620
Depreciation and amortization	96,942	542,247	639,189
Segment income	3,184,602	4,626,658	7,811,260
Segment assets	34,266,698	57,846,308	92,113,006
Expenditures for segment assets	2,925	367,809	370,734

For the Three Months Ended September 30, 2006	Chemical	Nano-Materials	Total
Sale of products	$13,450,007	$5,368,200	$18,818,207
Cost of products sold	9,870,260	3,367,083	13,237,343
Selling expense	22,228	287,184	309,412
General and administrative expense	136,657	365,958	502,615
Depreciation and amortization	86,610	229,132	315,742
Segment income	3,709,413	1,092,904	4,802,317
Segment assets	19,374,023	40,611,029	59,985,052
Expenditures for segment assets	-	15,062,607	15,062,607

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

 Overview

We are a leading manufacturer and supplier of NPCC for tires, plastics, paints, inks, papers and other products in China. We are selling our NPCC products mainly to tire and plastics manufacturers in northern China and recently into the international market. We also manufacture coal-based chemicals including ammonia bicarbonate, liquid ammonia, methanol and melamine. Our coal-based chemicals are delivered directly to our customers or through distributors in Shandong Province, China.

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

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

manufacturing capacity of NPCC;
pricing of our NPCC; and
industry demand.

Manufacturing Capacity of NPCC. Our manufacturing capacity of NPCC products has been 30,000 metric tons annually from April, 2003. Sufficient capacity ensures a stable supply of NPCC for our customers which typically have a large demand for NPCC. We increased our annual manufacturing capacity of NPCC to 90,000 metric tons as of December 31, 2006 and 130,000 metric tons as of September 30, 2007. We plan to add an additional 60,000 metric tons of capacity in 2007.

Pricing of our NPCC product. The pricing of NPCC products is generally determined by competition, demand, market conditions, the value brought to customers, the Company’s margin targets, and other market factors. The more we manufacture, the lower our cost and more competitive the price of NPCC at which we can sell to customers. For example, with respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and PVC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we may reduce the selling price in order to compete with relatively small competitors. However, we still remain confident in retaining the current gross profit margin level because our unit costs of products are reduced by achieving economies of scale.

Industry demand. Our business and revenue growth depends on the industry demand of NPCC. The downstream industries we supply are tire, PVC building rubber, paints and oil ink. Given the difference between the overall demands of those industries, our growing R&D capacity and the quantity we currently supply to our customers, we believe in the growth potential of our business.

Our ammonia-based chemicals supply local farmers and chemical plants located in Shandong and other surrounding provinces. We have a good relationship with our customers and our products have a good reputation in their markets. We believe the demand for our coal-based chemicals will remain stable in the next few years. But our chemical factory is located in the residential district. With the strong China governmental security and environment protection standards, it is possible the government will order us to shut down the factory or move to another location. As of September 30, 2007, we haven’t received any such order or notice from the government.

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

Availability and Price of Coal. Coal is the key raw material for making our coal-based chemicals as well as the key fuel for calcination of limestone. We have long-term relationships with our coal suppliers. We have developed a network of supplier alternatives for backup purposes. Coal prices have fluctuated in the past few years and the price curve turned relatively flat in the second half of 2005. The average price of coal was approximately $70 per metric ton in 2004 and increased to approximately $80 per metric ton in 2005 and $90 in 2006. In the third quarter of 2007, it was approximately $85 per metric ton.

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

General and administrative expense consists primarily of (a) salaries (b) labor union fees, (c) insurance fees, (d) lease for housing and property, expenses related to being a public company and (e) other related overhead. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of September 30, 2007 and December 31, 2006

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials and manufactures for equipments and plants, or receive advance payments from customers. Advances to suppliers were $530,290 and $872,289 as of September 30, 2007 and December 31, 2006, respectively. Advances from customers were $0 and $119,923 as of September 30, 2007 and December 31, 2006, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenue

	For the Three Months Ended September 30,				Period to Period
	2007		2006		Change
	Amount($)	of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Chemical	14,047,758	51.70	13,450,007	71.47	597,751	4.44
Nano-Material	13,123,032	48.30	5,368,200	28.53	7,754,832	144.46
Total Revenue	27,170,790	100.00	18,818,207	100.00	8,352,583	44.39

The revenue of our chemical business increased by $597,751 or 4.44% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. The increase was mainly due to (i) a $310,532 (1,540 tons) increase in sales of liquid ammonia which was partially offset by a decrease in sale price by $2.81 per ton; (ii) a $24,269 (35 tons) increase in sales of melamine which was partially offset by a decrease in sale price by $4.65 per ton; (iii) a $421,029 (705 tons) reduction in sales of methanol combined with a decrease in selling price by $22.5 per ton; (iv) $30,267 decrease in the selling price of ammonium bicarbonate by $0.72; and (v) a $713,256 favorable change of the exchange rate between RMB and USD. The appreciation of RMB increases the translated revenue in USD. The increase and decrease of sales for the chemical products were caused by the adjustment of our product mix due to market conditions and the fluctuation of the chemical market.

The increase of total revenue from our NPCC business was $7,754,832 or 144.46% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. The increase was mainly due to (i) $8,513,232 additional revenue from an increase in sales of 20,707 tons from our capacity expansion which was partially offset by $1,100,569 resulting from a decrease in the selling price of NPCC by $32 per ton; and (ii) additional $342,169 from the change of the exchange rate between RMB and USD as the appreciation of RMB to USD increased the translated revenue in USD. We have a cost advantage due to the adoption of new technology and lower raw materials cost at our Shaanxi NPCC facilities. As a result, we sold our products to our customers at a more competitive price while being able to maintaining our gross profit margin.

Cost of Revenue and Gross Profit

	For the Three Months Ended September 30,				Period to Period
	2007		2006		Change
	Amount($)	% ofTotal Revenue	Amount($)	% of Total Revenue	Amount($)%
Cost of Revenue
Chemical	10,109,472	37.21	9,870,260	52.45	239,212	2.42
Nano Material	7,400,362	27 24	3,367,083	17.89	4,033,279	119 79
Total Cost of Revenue	17,509,834	64.45	13,237,343	70.34	4,272,491	32.28
Gross Profit
Chemical	3,938,286	14.49	3,579,747	19.02	358,539	10.02
Nano Material	5,722,670	21.06	2,001,117	10.63	3,721,553	185.97
Total Gross Profit	9,660,956	35.55	5,580,864	29.65	4,080,092	73.11

The cost of revenue for our chemical business increased by $239,212 or 2.42% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. Our cost of revenue decreased $284,787 but the change in the exchange rate between RMB and USD increased the translated cost of revenue in USD by $523,999 which completely offset the decrease in cost. The decrease of production cost resulted mainly from the technology improvement in the manufacturing process implemented in April, 2007. The decrease of $284,787 in cost of goods sold was comprised of: (i) a reduction of $362,129 due to decreased sales of 705 tons of methanol and reduced manufacturing cost of methanol by $21 per ton from the improved manufacturing process; (ii) a reduction of $20,206 from reduced manufacturing cost of ammonium bicarbonate because of the improvement in the manufacturing process; and (iii) additional $99,552 as a result of increased sales of 1,539.62 tons of liquid ammonia which was partially offset by saving in the manufacturing cost of $7.92 per ton.

The gross profit of our chemical business increased by $358,539 or 10.02% but its weight in total gross profit decreased from 19.02% for the third quarter of 2006 to 14.49% for the third quarter of 2007 because of the increase in NPCC capacity. The increase of gross profit in the chemical business resulted from (i) $210,980 from the increased sales of 1,539.62 tons of liquid ammonia which was offset partially by the decrease of the average selling price by $2.81 per ton; (ii) $26,567 from the sale of 35 more tons of melamine which was offset partially by a $4.65 per ton decrease in the average selling price; (iii) a decrease of $58,900 resulting from 705 less tons of methanol sold and a decrease in the selling price of $22.5 per ton; (iv) a decrease of $10,061 caused by a decrease in the selling price of $0.72 per ton of ammonium bicarbonate; and (v) the appreciation of RMB to USD increasing the translated gross profit in USD by $189,265

The cost of revenue of our NPCC business increased by $4,033,279 or 119.79% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. This was mainly due to (i) additional $5,341,433 from 20,707 tons of increased sales due to our NPCC capacity expansion in Shaanxi which was partially offset by $1,517,351 due to the adoption of new technology and lower raw materials cost at Shaanxi facilities; and (ii) an additional $209,197 from the appreciation in the exchange rate between RMB and USD which increased the translated cost of goods sold in USD.

Our gross profit of NPCC increased from 10.63% for the second quarter in 2006 to 21.06% or $3,721,553 for the third quarter in 2007. This was mainly due to (i) the gross profit margin increased by 6% from the introduction of new technology and the expansion of capacity with lower cost of raw materials at our new factory in Shaanxi (reduced the average unit cost of products by $44 per ton, even though the average selling price decreased by $32 per ton); and (ii) additional $132,927 from the appreciation in the exchange rate between RMB and USD which increased the translated gross profit in USD.

Operating Expenses

	For the Three Months Ended September 30,				Period to Period
	2007		2006		Change
	Amount($)	% of Total Revenue	Amount(s)	% of Total Revenue	Amount($)%
Sales and Marketing Expenses
Chemical	23,268	0.09	22,228	0.12	1,040	4.68
Nano Material	412,143	1.52	287,184	1.53	124,959	43.51
Total Sales and Marketing Expenses	435,411	1.61	309,412	1.65	125,999	40.72
General and Administrative Expenses
Chemical	296,348	1.09	136,657	0.84	159,691	116.26
Nano Material	413,272	1.52	365,958	0.25	47,314	12.93
Total General and Administrative Expenses	709,620	2.61	502,615	1.09	207,005	41.19

Sales and Marketing expenses of our chemical business increased by $1,040 or 4.68% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. The main reason was that the appreciation of RMB to USD increased the translated sales and marketing expenses in USD.

The general and administrative expenses of our chemical business increased by $159,691 or 116.86% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. The main reason was increased audit, legal, consulting and other expenses related to being a public company.

Sales and Marketing expenses of our NPCC business increased by $124,959 or 43.51% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. The main reasons were (i) sales commission increased by $100,040 as a result of the increase of sales which was partially offset by the decrease in sales commission rate from 5% to 3%; (ii) an $8,022 increase in salary and other sales related expense in Shananxi; and (iii) the appreciation of RMB to USD increased the translated sales and marketing expenses in USD by $16,896.

The general and administrative expenses of our NPCC business increased by $47,314 or 12.93% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. The main reason was increased audit, legal, consulting and other expenses related to being a public company..

Operating and Other Income

	For the Three Months Ended September 30,				Period to Period
	2007		2006		Change
	Amount($)	of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	8,515,925	0.31	4,768,837	0.25	3,747,088	78.57
Interest Income	70,599	0.00	33,480	0.00	37,119	110.87
Provision for income taxes	775,264	0.03	-	-	775,264
Net Income	7,811,260	0.34	4,802,317	0.26	3,008,943	62.66

Operating income increased by $3,747,088 or 78.57% for the quarter ended September 30, 2007 compared to the corresponding period of the prior year. This was mainly due to an increase in revenues of $8,352,583 which was partiallyoffset by an increase of cost of revenue of $4,272,491 and an increase in operating expenses of $335,209.

Interest income for the quarter ended September 30, 2007 increased by $37,119 or110.87%. Such increase was due to the fact that more cash was on deposit at our banks.

For the quarter ended September 30, 2007, an increase in income tax by $775,264 due to the fact that the tax holidays for two of our facilities expired. Under the Chinese tax law, these two facilities are subject to an income tax at the rate of 16.5% from the third year to the fifth year of generating profits.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenue

	For the Nine Months Ended September 30,				Period to Period
	2007		2006		Change
		% of Tota1		% of Total
	Amount	Revenue	Amount ($)	Revenue	Amount($)%
Chemical	39,105,053	54.29	36,799,991	74.47	2,305,062	6.26
Nano-materiel	32,926,537	45.71	12,618,138	25.53	20,302,399	160.95
Total Sales	72,031,590	100.00	49,413,129	100.00	22,613,461	45.76

The total revenue of our chemical business increased by $2,305,062 or 6.26% for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. The increase was mainly due to: (i) additional revenue of $2,971,014 from increased sales of liquid ammonia by 12,750 tons which was partially offset by a decrease in the selling price by $1.81 per ton; (ii) $693,467 from 699 additional tons of melamine; (iii) an increase in revenue for $2,855,294 from an increase in sales of ammonium bicarbonate by 48,205 tons; (iv) $269,219 less revenue resulting from 144 tons less sales of methanol and a decrease in the market price by $9.36 per ton; (v) a $122,137 increase in revenue from the sale of heat; and (vi) and an additional $1,242,240 from the appreciation in the exchange rate between RMB and USD which increased the translated revenue in USD. The increase and decrease of sales for the chemical products were caused by the adjustment of our product mix due to market conditions and the fluctuation of the chemical market.

The increase of total revenue of our NPCC business was $20,302,399 or 160.95% for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. The increase was primarily caused by: (i) additional $19,745,299 of revenue inform the sale of 54,085 more tons from our capacity expansion in Shaanxi which was partially offset by a decrease in the selling price by $34 per ton; and (ii) additional $563,099 revenue from the appreciation in the exchange rate between RMB and USD which increased the translated revenue in USD. Even though the average selling price of NPCC decreased by $34 per ton for the nine months ended September 30, 2007 compared to the corresponding period of the prior year, our cost of production was reduced by $43.84 per ton as we adopted new technology and which in turn lowered raw materials cost. As a result, we sold our products to our customers at a more competitive price while still maintaining our gross profit margin.

Cost of Revenue and Gross Profit

	For the Nine Months Ended September 30,				Period to Period
	2007		2006		Change
	Amount($)	% ofTotal Revenue	Amount($)	% of Total Revenue	Amount($)%
Cost of Revenue
Chemical	28,834,209	40.03	27,745,756	56.14	1,088,453	3.92
Nano Material	18,896,933	26.23	7,971,707	16.13	10,925,226	137.05
Total Cost of Revenue	47,731,142	66.26	35,717,463	72.27	12,013,679	33.64
Gross Profit
Chemical	10,270,844	14.26	9,054,235	18.32	1,216,609	13.44
Nano Material	14,029,604	19.48	4,646,431	9.40	9,383,173	201.94
Total Gross Profit	24,300,448	33.74	13,700,666	27.72	10,599,782	77.37

The cost of revenue of our chemical business increased by $1,088,453 or 3.92% for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. Our production cost decreased by $149,753 but the appreciation of RMB to USD increased the translated cost of revenue by $1,238,187, which resulted in a net increase in cost in USD. The decrease of $149,753 in the production cost while our revenue increase was the result of the improvement in the manufacturing process which lowered the usage of coal by 19,567 tons; even though the price of coal climbed up $1.96 per ton during this period.

The gross profit of our chemical business increased $1,216,609 or 13.44%. This was mainly because we carried out technological improvements in the second quarter which lowered our coal consumption. As a result, we (i) reduce the production cost of melamine by $32.71 per ton and increased its profit margin even though the selling price remained flat; and (ii) reduce the production cost of methanol by $0.92 per ton maintaining its profit margin even though the selling price decreased by $1.81 per ton.

The cost of revenue of NPCC business increased by $10,925,226 or 137.05% for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. This was mainly because (i) increased sales of 54,085 tons as a result of the capacity expansion in Shananxi increased cost of goods sold by $10,569,497; and (ii) the appreciation of RMB to USD increased the translated cost in USD by $355,746.

Our gross profit of NPCC increased $9,383,173 or 201.94%. This was mainly due to (i) the gross profit margin increased by 6% because the introduction of new technology, the expansion of our capacity, and lower cost of raw materials at our new factory decreased the average unit cost of products by $43 per ton (we elected to reduce the average selling price by $34 per ton to build market; and (ii) $207,352 from the appreciation in the exchange rate between RMB and USD which increased the translated gross profit in USD.

Operating Expenses

	For the Nine Months Ended September 30,				Period to Petiod
	2007		2006		Change
		% of Totai		% of Total
	Amount($)	Revenue	Amount($)	Revenue	Amount($)%
Selling Expenses
Chemical	64,463	0.09	55,148	0.11	9,315	16.89
Nano	1,211,673	1.68	696,694	1.41	514,979	73.92
Total Selling Expenses	1,276,136	1.77	751,842	1.52	524,294	69.73
General and Administrative Expenses
Chemical	607,626	1.27	639,704	1.79	-32,078	-5.01
Nano	1,296,365	2.71	1,118,803	3.13	177,562	15.87
Total General and Adminisirative Expenses	1,903,991	3.98	1,758,507	4.92	145,484	11.92

Selling expenses of chemical business for the nine months ended September 30, 2007 increased by $9,315 or 16.89%, compared to the corresponding period of the prior year. The main reason was that sales commission increased by $6,855 as a result of the increase of sales and the translated selling expenses increased by $2,460 due to the appreciation of RMB to USD.

The general and administrative expenses of chemical business decreased by $32,078 or 5.01% for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. The main reason was our overhead and office expenses decreased.

Selling expenses of NPCC for the nine months ended September 30, 2007 increased by $514,979 or 73.92%, compared to the corresponding period of the prior year. The main reasons are: (i) an increase in salary and sales related expenses in Shaanxi facility by $26,792; (ii) an increase of sales commission by $473,766 as a result of the increase of sales which was partially offset by a decrease in sales commission rate from 5% to 3%; and (iii) the appreciation of RMB to USD which increased the translated expenses by $14,419. In April 2007 we adjusted the commission rate for NPCC products. Such adjustments were based on the continuous increase of our market share and expansion of our capacity; therefore, there appeared to be no negative effects on our business.

The general and administrative expenses of NPCC increased by $177,562 or 15.87% for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. The main reasons are (i) a $125,666 increase in salary, business expenses, office expenses, insurance expenses, and other expenses at the new facility in Shaanxi and (ii) additional $133,996 of expenses related to being a public company and the increased translated expense in USD due to the appreciation of RMB to USD.

Operating and Other Income

	For the Nine Months Ended Septemher30				Pefiod to Period
	2007		2006		Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	21,120,321	2932	11,190,317	22.64	9,930,004	88.72
Interest Income	202,885	02S	77,899	0.16	124,986	160.45
Other Income	-	-	126,585	0.26	-126,585	-100.00
Income Tax	2,072,431	2. 88	-	-	2,072,431	-
Net Profit	19,250,775	26.72	11,394,801	23.06	7,872,468	68.92

Operating income increased by $9,930,004 or 88.27% for the nine months ended September 30, 2007 compared to the corresponding period of the prior year. This was mainly due to the $22,613,461 increase in revenues which was substantially offset by a $12,013,679 increase of cost of revenue and a $671,983 increase in operating expenses.

Interest income for the nine months ended September 30, 2007 increased by $124,986 or 160.45%. Such increase was due to the fact that more cash was on deposit at our banks.

For the nine months ended September 30, 2007, there was no other income.

For the nine months ended September 30, 2007, there was an increase in income tax by $2,072,431 due to the fact that the tax holidays for two of our facilities expired. Under the Chinese tax law, these two facilities are subject to income tax at the rate of 16.5% from the third year to the fifth year of generating profit.

Liquidity and Capital Resources

The following tables set forth certain information about our liquidity and capital resources:

	As of September 30, 2007	As of December 31, 2006
Cash and Cash Equivalents	41,079,859	34,684,142
Trade Account Receivable, Net	8,613,891	5,588,676
Working Capital	38,902,682	33,555,584

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Net cash provided by operating activities	21,937,934	11,344,217
Net cash used in investing activities	-16,577,786	-16,231,659
Net cash provided by (used in) financing activities	-356,629	17,055,485

As of September 30, 2007, we had working capital of $38,902,680, including cash and cash equivalents of $41,079,859, and accounts receivable of $8,613,891; As of December 31, 2006, we had working capital of $33,555,584, including cash and cash equivalents of $34,684,142, and accounts receivables of $5,588,676. During the nine months ended September 30, 2007, our working capital increased by $5,347,098, with cash and cash equivalents increased by $6,395,717 and accounts receivables increased by $3,025,215. The changes were primarily due to expansion of our NPCC capacity.

Net cash provided by operating activities was $21,937,933 for the nine months ended September 30, 2007 as compared to $11,344,217 provided by operating activities for the nine months ended September 30, 2006. This is mainly due to our increased revenue and keeping our account receivables current.

Net cash used in investing activities for the nine months ended September 30, 2007 was $16,577,786, representing amounts used to purchase property and equipment. Net cash used in investing activities for the nine months ended September 30, 2006 was $16,231,659, which was also used for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $-356,629. Accounts receivable from related parties increased by $205,904. In addition, the difference between the purchase price and cost of plant and land use rights purchased from related parties in the amount of $93,293 was considered a distribution to shareholders. Net cash provided by financing activities for the nine months ended September 30, 2006 was $17,055,485, consisting of $13,969,714 in net proceeds from the sale of equity securities of Faith Bloom and $3,085,771 in related party receivables.

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

Risks Related to Our Management and Personnel

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our NPCC products and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing NPCC products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

·	the continued acceptance of our NPCC products by the tire industry;

·	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

·	the costs associated with such growth, which are difficult to quantify, but could be significant;

·	rapid technological change; and

·	the highly competitive nature of the fine calcium carbonate industry.

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

Risks Related To Doing Business In China

Changes in China’s political or economic situation could harm us and our operational results. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are:
·	Level of government involvement in the economy;

·	Control of foreign exchange;

·	Methods of allocating resources;

·	Balance of payments position;

·	International trade restrictions; and

·	International conflict.

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

Such an outbreak could have an impact on our operations as a result of:

·	quarantines or closures of our manufacturing facilities or the retail outlets, which would severely disrupt our operations,

·	the sickness or death of our key officers and employees, and

·	a general slowdown in the Chinese economy.

Risks Related To The Market For Our Stock

The trading prices of many companies that have business operations only in China have been volatile, which may result in large fluctuations in the price of our common stock and losses for investors. The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations exclusively in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could decrease our stock price regardless of our operating results. The market price of our common stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

·	actual or anticipated variations in our quarterly operating results;

·	announcements of technological innovations or new products or services by us or our competitors;

·	announcements relating to strategic relationships or acquisitions;

·	additions or terminations of coverage of our common stock by securities analysts;

·	statements by securities analysts regarding us or our industry;

·	conditions or trends in the our industry; and

·	changes in the economic performance and/or market valuations of other NPCC and chemical companies.

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

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure which may prevent us from accurately reporting our financial results or detecting and preventing fraud. We will be subject to reporting obligations under the U.S. securities law. Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal controls over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

We may require additional capital, which may not be available on commercially reasonable terms, or at all. Capital raised through the sale of equity securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may be unavailable in amounts or on terms acceptable to us, or at all. Failure to obtain such additional capital could have an adverse impact on our business strategies and growth prospects.

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

SHENGDATECH, INC.

Date: November 9, 2007	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: November 9, 2007	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)