Form 10-K
period 2007-12-31
ShengdaTech, Inc.
filed 2008-03-17
CIK 1160165

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Not Applicable
(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, par value $.00001	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the 30,139,540 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $160,342,353 as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $5.32 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 14, 2008, there were 54,202,036 shares of common stock of ShengdaTech, Inc. outstanding.

SHENGDATECH, INC.
(A Nevada Corporation)

PART I

Item 1. Business

Our Industry

Overview

We are engaged in developing, manufacturing and marketing nano precipitated calcium carbonate (“NPCC”), as well as manufacturing and marketing coal-based chemicals, including ammonium bicarbonate, liquid ammonia, methanol and melamine. The two operating businesses possess their own unique strategic direction and tactical plans respectively, as well as separate manufacturing operations, sales and distribution capabilities. We sell our chemical products to plants and farmers mainly through a direct sales force. Our NPCC products are sold through our sales and marketing staff. Geographic markets cover several provinces in North China, among which Shandong Province accounts for a large share of sales.

Nano Precipitated Calcium Carbonate

NPCC refers to ultra fine precipitated calcium carbonate with an average particle diameter of under 100 nano-meters for application as an additive in various products. Due to its special physical and chemical properties, NPCC has been widely applied in paper, paints, rubber and plastic industries. We currently supply NPCC products primarily to the tire and polyvinyl chloride (“PVC”) building materials industries while attempting to penetrate the paper and paint industries with several newly developed NPCC products.

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

Our Reorganization and Corporation Structure

In March of 2006, our company completed a reverse acquisition of Faith Bloom Limited, a British Virgin Islands company, as a result of which Faith Bloom became our wholly-owned subsidiary and is deemed to be the accounting acquiror of our company. In December of 2005, Faith Bloom completed a reorganization in which it acquired Shandong Haize Nano Co. Ltd. and Shandong Bangsheng Chemical Co. Ltd. as Faith Bloom’s wholly-owned subsidiaries. Except as expressly stated otherwise, all financial information contained in this Annual Report has been restated on a retroactive basis to present the reorganizations as though they had been in place for all periods presented. The functional currency of our operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, our consolidated financial statements have been expressed in United States Dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement. In addition, all share information contained in this prospectus gives effect to a one-for- two reverse split of our common stock effected in February 2006. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reorganization” and Note 1 to our consolidated financial statements contained elsewhere in this prospectus for a more detailed description of these reorganizations.

On April 4, 2006, we formed Shanxxi Haize Nano-Material Co., Ltd., a wholly-owned subsidiary in Shanxxi, China to run the new NPCC facility in Shanxxi.

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

With China’s continuing urbanization and its growing investment in the auto industry, the demand for oil based paints has increased. NPCC products are also used in water based paints, paper and ink. With the application of NPCC products expanding as result of China’s economic growth, we believe our NPCC products will find increased use in these markets.

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

New Market Segments We Are Targeting

While maintaining our lead and expanding our market share in the tire and PVC building materials markets, we plan to enter into more new industries in 2008, including polypropylene/polyethylene, silicon adhesive, water paint, paper, etc. and generating sales in the oil based paints market, we are targeting the paper industry and the oil based paints industry.

The first new market segment we are targeting is the paper making market. The papermaking industry will be one of the developing markets for NPCC. China’s paper making industry has entered into a stage of growth. NPCC products are particularly suitable for making newsprint and coated paper. The estimated total output of newsprint in 2005 was around 3.9 million metric tons, a 20% increase over 2004. We successfully developed a NPCC product for paper and received trial orders in Q4, 2007.

The second new market we are targeting is the paints and ink market. NPCC products are widely used in the paints industry. We have succeeded in introducing our NPCC to the water based paints market and received a small amount of orders, averaging 200 tons per month, China’s consumption of oil based paints has grown due to the growing auto industry. We are conducting research in this area.

The third new market is the polypropylene and polyethylene market. Plastic building materials are generally adopted in the construction and building industry and chemical pipelines industry. Our NPCC products are not only widely used in PVC industries, we also aims at the high standards plastic building materials, which have a similar market price to or 10% higher than that of PVC. We have recently finished the polypropylene and polyethylene sample testing.

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

Our company owns the only exclusive NPCC development and research lab in China. It is located in Pudong, Shanghai and its excellent working environment has attracted intelligent and excellent NPCC researchers and scholars. Currently there are thirteen staff working in this lab, including one professor, one senior engineer, six doctorates, and five masters. They engaged primarily in furthering NPCC related technologies. We believe that our development and research team will enable us to obtain more technological improvements, which will allow us to offer cost-effective and high-quality NPCC products. We recently developed new NPCC products for paper , paints, coatings, polypropylene and polyethylene industries. We began to receive orders from the paper and paints manufacturers in 2007. We expect to ship our NPCC products to the polypropylene and polyethylene market gradually in the first half of 2007.

We deliver our chemical products directly to our customers, including manufacturers and distributors of agrochemicals. We operate sales liaison offices in three major cities in China mainly for the sale and marketing of our NPCC products. The majority of our income is generated from the sale of our NPCC products for the tire and PVC building materials industries and coalbased chemicals for the use of agriculture and other chemical manufacturers. Our current growth strategy includes expanding our production capacity to meet demand, increasing our product line, intensifying our research and development efforts to gain advantages in cost and quality and increasing our marketing effort both domestically and abroad.

We believe we are one of the leading Chinese manufacturers of NPCC products. In fiscal year 2004, we estimate that we manufacture 10% of the total NPCC products in China. Our products have been sold primarily in Shandong and other parts of northern China. We believe we are the only Chinese NPCC manufacturer that has successfully marketed our products to the tire industry, which gives us the ability to maintain high-margins. Due to its special physical and chemical properties that are compatible with a variety of products, we are also marketing NPCC products to the paper, paints, rubber, and plastics industries.

Our Competitive Strengths

We believe we have the following competitive strengths:

•
Cutting-edge technology. We adopted the high gravity precipitation technology in our current manufacturing process in our facilities in Tai’an. Although there are five licensees of the technology developed by Beijing University of Chemical Technology, we are the only licensee that has been successful in commercializing this technology, which enables us to produce higher-quality NPCC products and yield a higher percentage of nano particles. In our new facilities recently completed in Shaanxi, we employ the membrane-dispersion technology co-developed with Qinghua University and exclusively owned by us. This advanced technology enables us to manufacture NPCC products of even higher quality and at lower cost. We believe we are one of the few companies that utilize this advanced technology worldwide.

•
Proprietary modification formulas. In cooperation with Qingdao University of Science and Technology, we developed our proprietary formulas for modifying NPCC products to suit a particular end product. With our formulas, we have developed NPCC products for tires, PVC plastics, papers, etc. We believe we are the only NPCC manufacturer that has successfully penetrated the tire industry. We also have successfully tested our NPCC products with some customers in the paint and paper industries.

•
Strategic alliances with universities. We have had partnerships with various universities in China to develop new NPCC technologies and new NPCC products since the start of our NPCC business. We are working to renew our relationship with Qinghua University to conduct research in the application of NPCC .

•
Greater capacity to meet the demand. We currently have a capacity of 130,000 metric tons per year. That makes us the one of the largest suppliers of NPCC in China. Most of our NPCC costumers engage in manufacturing tires, PVC plastic building materials and require a large amount of NPCC supply as much as 4000 metric tons per year. They need a supplier which can steadily supply NPCC in large quantities. Due to our capacity, we are in a better position to attract such customers.

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

•
Superior Research and Development Capability. Our company owns the only exclusive NPCC development and research lab in China. It is located in Pudong, Shanghai and its excellent working environment has attracted intelligent and excellent NPCC researchers and scholars. Now there are thirteen R&D staff working in this labwith one professor, one senior engineer, five masters and six doctorates. They engaged primarily in furthering NPCC related technologies. We believe that our development and research team will enable us to obtain more technological improvements, which will allow us to offer cost-effective and high-quality NPCC products.

Our Strategy

Our primary business strategy is to capitalize on the rising demand of NPCC products and to concentrate on the development, manufacture and marketing of NPCC products. We strive to become the market leader of NPCC products in the world. At the same time, we will be opportunistic in expanding our coal-based chemical business by acquiring existing facilities or undertaking new coal-based chemical projects.

Expanding Our Capacity to Meet Demand

Our current NPCC production capacity is130,000 metric tons per year. To meet the expected rising demand for NPCC products of existing customers and potential new customers, we will continue to expand the NPCC capacity in our new facility in Shaanxi. We are adding 60,000 tons of NPCC production capacity which will be operational in March, 2008. By then, our total NPCC annual production capacity will reach 190,000 tons and we will be the largest NPCC manufacturer in China. We are also looking to expand our NPCC capacity further in 2008 and beyond and are in the process of selecting sites and procuring land and identifying sources of raw material supply.

Providing High Quality Products

We believe our products are of the highest quality. We are one of the five Chinese NPCC producing companies that use the ultra gravity manufacturing method developed by the Beijing University of Chemical Technology. However, among the five companies, we are the only one that has successfully integrated the ultra-gravity method with a distribution control system, which gives us the ability to maintain high quality NPCC products. Our NPCC products were ISO 9001 certified in 2003 and won accolades such as “Shandong Top Brand” in Q4, 2006. In addition, the membrane-dispersion technology jointly developed by us and Tsinghua University deployed for our new NPCC facility in Xianyang, Shanxxi provides us with an even more improved control over the quality of our NPCC products. This technology also enables a very stable production and high yield of nano particles. Our new NPCC products in Xianyang, Shanxxi is in the process of beingISO9001 certified. In addition, the lime stone used by our Xianyang facility is mined near the facility and is of very high quality.

Developing Cutting Edge Products Through Research and Development

Our research and development efforts are aimed at finding new varieties of products, improving existing products, improving existing product quality and reducing production costs. We believe we are the only NPCC manufacturer in China that supplies the tire industry due to the fact that we have developed our own proprietary technology for particle modification. This technology enables us to modify the property of a particular NPCC product so that it integrates well with, and improves the general property of, a particular end product to which the NPCC product serves as an additive. We have also jointly developed a new proprietary membrane-dispersion based technology for the manufacture of high-quality NPCC products with lower costs and have successfully adopted this technology in our new factory in Xianyang City, Shaanxi Province. We will continue our research and development efforts in these areas. We have already strengthened our research and development capability by establishing a research and development center in Shanghai. We intend to focus significant efforts on opening new markets for our new products. New products being developed and marketed include NPCC products for the paper, paints, coatings, polypropylene and polyethylene industries. We believe these new products will contribute to our growth.

Our Products

We are now focusing on the production of NPCC products and coal based chemicals, which can be divided into the following two categories by function:

NPCC Products	Primary Use
601	Additive for PVC building materials
602	Additive for rubber tire
102	Additive for inks
201	Additive for adhesives and rubber seals
Slurry	Additive for coatings
NPCC-100	Additive for paper

Coal Based Chemicals	Primary Use
Ammonium-Bicarbonate	Fertilizer
Liquid ammonia	Raw material for pesticides, compound fertilizers, refrigerant
Methanol	Raw material in the manufacture of organic chemicals
Melamine	Raw material in the manufacture of melamine xylenol- formaldehyde resin

We continuously focus on the production of high-quality and low-cost products, and on increasing our sales volume of our NPCC products. We may also acquire existing coal-based chemical businesses that will provide us with a strong cash flow or enter into new coal-based chemical projects that will provide strategic advantages

Our efforts to participate in the tire market and the market for PVC building material products have been relatively successful so far. We have launched new products for water-based paints and generated sales. In the future, we plan to launch new NPCC products for water based paints and enter into new markets, such as polypropylene,/polyethylene and silicon adhesive . We have received positive results in the paper industry. We expect growth in high-end NPCC products for such markets will increase our profitability with a corresponding increase in enterprise value.

We take pride in our quality control. We have established quality assurance systems for our NPCC products from purchases to sales. Our NPCC products passed ISO 9001 in 2003 and won accolades such as “Shandong Top Brand” in the fourth quarter of 2006. Our new products are in the ISO 9001 certification process. We are seeking to continuously improve our production systems and processes, and to meet the latest requirements of ISO 9001 (Version 2000).

Our Intellectual Property

We have a nonexclusive license from Nano Material Technology Pte. Ltd. and its rights under several patents and related technology for ultra-gravity manufacturing method, developed by Beijing University of Chemical Technology, for twenty years. In addition, we jointly own a patent developed by Tsinghua University on next generation NPCC particle producing technology based on membrane-dispersion techniques. The patent was officially issued in December, 2007.

We also own a proprietary technique for NPCC chemical modification that is applicable to different types of end products critical to adding value to downstream industry plants.

We have obtained from our affiliate and our predecessor two registered trademarks with the Trademark office of the State Administration for Industry and Commerce of China relating to the Chinese words “Shengke” and “Taifeng”, the former for our NPCC products and the latter for our coal based chemical.

Our Research and Development Efforts

We currently have 13 staff members on our research and development team. Among them, six hold a PhD degree, five hold a masters degree. Most of our research and development staff have been working in this field for more than four years. Mr. Zhude Xu, our Director of research and development, graduated from University of Southern Californiawith a Ph.D. in Chemistry and now serves as a professor atZhejiang University - ranked as No. 3 among universities in China.. He is leading the effort to develop and improve proprietary technology for chemical modification in NPCC products. This new technology can be used to modify the property of a specific NPCC product to fit a particular end product and in addition, improve the property of such end product, and much progress has been made in the applications in paper, PE and asphalt. With this new technology, tires, PVC building materials, paints, adhesives and paper of equal or better quality can be made at a lower cost.

Our research and development activities can be described as a three-stage process. First, . During the first stage, we apply surface coating agents to NPCC according to different pre-designed formulas for comparative studies. The modified NPCC is tested for mass, size, oil absorbance and other traits to determine if it displays the appropriate features. During the second stage, about two kilograms of NPCC product is produced with lab equipment using a formula selected at the first stage. The NPCC product produced is applied to an end product such as tire, paint or ink . The end product is then tested for a set of properties and other parameters to see if they meet expectations. If the formula is successful at the second stage, it will be further tested. During the third stage, several tons of the NPCC product is manufactured at the NPCC facility using the formula that passed the second test and is sent to potential customers for an industrial scale test. Our research and development staff is dispatched to such customers’ sites to assist with the test.

We are focused on further developing and improving our core manufacturing technologies so that we can expand our product lines and reduce overall costs. In 2007, we completed samples testing of our NPCC products with approximately 36 companies in various industries, such as PVC, rubber, adhesive, latex and coating. We have received positive results from about 60% of these companies after testing our products and we consider most of them to be potential new customers.

We had entered into joint development agreements with Tsinghua University and Tsingdao University of Science and Technology to develop new NPCC technologies. Under the agreement with Tsingdao University of Science and Technology, we have exclusive ownership to any technology developed. Under the agreement with Tsinghua University, we jointly own any technology developed but with an exclusive right to use such technology. Our joint program with Tsinghua University has produced one patent application filed with the Patent Office of the State Intellectual Property Office of China in May, 2006 with approval pending. These agreements have recently expired and we are seeking to renew our agreement with Tsinghua University.

In addition, we have adopted advanced new technology used exclusively for our processing system in our new Xianyang, Shanxxifacility, including micro-mix reactors. These improvements not only reduce production costs, but also enable us to further diversify our product lines. We haven’t fully expensed our budget of $9 million for establishing research and development centers in Beijing, Shanghai and Tsingdao, mainly because we purchased a R&D building with a total investment of $2.5 million. This center is able to meet our current R&D demand, therefore, we terminated our research and development cooperation with Tsinghua University and Qingdao Univesity of Technology. We believe we can better attract senior research personnel at a reasonable cost. At present, the13 R&D staff in the center are devoted to our research and development efforts. The center will be a base for training research and technical personnel and developing proprietary technologies.

Our Marketing Efforts

We have established our position as the only Chinese supplier of NPCC products for the tire industry. Our NPCC products have successfully entered the PVC building material industry and we are a leading supplier. We have also succeeded in marketing our NPCC products to the paints and paper industries and generated a small amount of sales. We are actively marketing our NPCC products to the PP, PE and asphalt industries. We have successfully completed sampling and testing of our products with a number of companies in these industries and we have already got small orders from PE customers. We expect to start supplying our products to PP and asphalt manufacturers in the near future.

Our marketing efforts have made us one of the leading suppliers of NPCC products in China. We are also a major supplier of coal based chemicals in Tai’an City. All of our products are sold in local and regional markets including Shandong province and several provinces in northern China. Presently, our main method of selling our coal-based chemical products is direct marketing supplemented with indirect marketing. Our coal-based chemical products are sold directly to manufacturers and farmers. Our NPCC products are sold and marketed by our sales and marketing staff. We are actively expanding our NPCC marketing network into other parts of China. We have established sales offices in multiple locations in China including Shanghai, Xian, and Dongying. We also intend to expand into the international market for NPCC products. We have sold a small amount of our products for latex and PE to NPCC customers in Singapore, Thailand, Korea, Malaysia and India. Additionally, our products are being tested by customers inNorth America.

Our sales team has approximately 42 members with six in coal-based chemical division, 15 in Shandong Haize Nanomaterials Co., Ltd. and 21 in Shaanxi Haize Nano-materials Co., Ltd. Six of our sales and marketing staff are devoted to international sales and have begun to generate sales in several countries in Asia. To expand distribution channels and increase our market share, we regularly attend industry fairs and exhibitions, and we have become a member of www.alibaba.com.cn , the largest business-to-business internet website in China.

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

Major Suppliers

The table below lists our major suppliers (5%) as of December 31, 2007.

Major Suppliers for NPCC Business

	Suppliers	Amount Purchased in 2007 (RMB 1,000,000)	% of Total Purchases in 2007
Soft Coal	Shandong Taifeng Minerals Co.	10.04	8.47%
Soft Coal	Xianyang Chuangfa Trading Co., Ltd.	37.24	31.42%
Modification agent	Qingdao Siwei Chemical Co. Ltd.	42.95	36.24%
Anthracite	Feicheng Longxin Supply Storage & Transport Co.	8.60	7.26%
Total			83.39%

Major Suppliers for Coal Based Chemical Business

	Suppliers	Amount Purchased in 2007 (RMB 1,000,000)	% of Total Purchases in 2007
Anthracite	Gaoping Xingjie Trading Co., Ltd.	22.33	12.46%
Anthracite	Jincheng Qinshui Road Coal Sales Co.	21.87	12.21%
Anthracite	Jincheng Riyuejiu Trading Co., Ltd.	21.81	12.17%
Anthracite	Feicheng Tongyun Coal Co.	20.39	11.38%
Anthracite	Feicheng Longxin Supply Storage & Transport Co.	20.29	11.33%
Urea	Shandong Feicheng City Fertilizer Factory	23.06	12.87%
Urea	Shandong Feida Chemical Technology Co.	21.16	11.81%
Total			84.23%

Our Major Customers

We have customers in the Shandong province and other parts of northern China. Some of our NPCC customers are large-scale manufacturers of tires or PVC building materials. Our coal based chemical customers are mainly located in Shandong. We have long-term relationships with most of our customers. Our major customers, based on sales revenue over (5%) as of December 31 , 2007, were as follows:

Major Customers of our NPCC Products

Name	Industry	Amount of Sale in 2007 (RMB 1,000,000)	Percentage of Total Sales
Triangle Tire	Tire	18.44	11.00%
Zhaoyuan Liao	Tire	16.96	10.12%
Double Star Tire	Tire	16.10	9.60%
Zhengjiang Suhui	Tire	11.32	6.75%
Total			37.47%

Dalian Jinyuan	PVC	17.09	12.58%
Yiyuan Ruifeng	PVC	12.82	9.43%
Quanzhou Lida	PVC	7.78	5.73%
Total			27.74%

Major Customers of Our Coal Based Chemicals

Name	Product	Amount of Sale in 2007 (RMB 1,000,000)	Percentage of Total Sales
Jiulong Experiment Chemical	Liquid Ammonia	7.43	4.94%
Taixin Chemical	Liquid Ammonia	7.23	4.80%
Huayangdier Chemical	Liquid Ammonia	7.50	4.98%
Linyi Zhengfa Chemical	Liquid Ammonia	7.36	4.89%
Laiwu Jinjian Chemical	Liquid Ammonia	7.14	4.74%
Total			24.35%

Tongfa Formaldehyde Factory	Methanol	4.99	6.20%
Jinan Fushihongxin	Methanol	5.41	6.71%
Linyi Yongda Formaldehyde Factory	Methanol	4.86	6.03%
Xinhua Construction Materials	Methanol	4.31	5.36%
Total			24.30%

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

NPCC Products Competitors

Name	Production Capacity	Price ($)
Guangdong Enping Jiawei Chemical Co, Ltd.	PCC: 90,000 mt/year NPCC: 10,000 mt/year	161-198 /metric ton
Shanghai Perfection Co. Ltd.	N/A	223-297 /metric ton
Shanghai Xuemei Refined Chemical Factory		371 /metric ton
Shiraishi Calcium Kaisha, Ltd.	N/A	496-620 /metric ton

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

Our Employees

As of December 31, 2007, we employed 1,276full-time employees with 440 in Shandong Haize Nano-materials Co.,Ltd., 315 in Shaanxi Haize Nano-materials Co.,Ltd. and 521 in the chemical division. Of our total employees,9% are management personnel and 3% are sales staff members.   We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

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

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments.  We are required to contribute to the program at the rates ranging from 4% to 15% of the average monthly salary.  In addition,   we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to as much as 30% or more of the average employees monthly salary. We have purchased social insurance for all of our employees. Social insurance expenses were approximately $302,864 and $393,520 for fiscal year 2006 and 2007, respectively.

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

China is tightening its environmental law and strengthening its enforcement, which could adversely affect our chemical business. With increased environmental awareness among Chinese citizens, the Chinese government is beginning to tighten environmental laws and regulations. Recently, the Chinese government has stepped up its enforcement efforts due to the occurrence of several significant environmental disasters. Our coal-based chemical plant is located very close to residential and business properties. At present time, we think it is very likely that the government will decide to relocate our coal based chemical business although we have not received any formal instruction. If the government decides to order us to cease operation or relocate, we could be asked to move and relocate in six months and our business could be significantly harmed. Although We are taking steps to identify alternatives for the replacement of volume at risk or to redeploy the business ahead of the government's action, there is no assurance that our effort will succeed.

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

Risks Related to Our Technology

Our business depends on our ability to protect our intellectual property effectively. If any of our patents are not protected or any of our trade secrets are divulged, we may lose our competitive edge. The success of our business depends in substantial measure on the legal protection of the patents which we are licensed to use or we may co-own as a result of our joint development program with Tsinghua University in China and other proprietary rights in technology we hold. We hold licensed patents in China and have a patent application pending in China regarding technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property in China where it may be difficult to enforce the law to protect our proprietary rights as compared to the laws of the United States. The validity and breadth of claims in patents and trade secrets involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents that are licensed to us or that may be issued to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed, or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

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

We may be treated as a resident enterprise for PRC tax purposes after the Enterprise Income Tax Law becomes effective on January 1, 2008, which may subject us to PRC income tax for any dividends we receive from our subsidiaries and PRC income tax withholding for any dividends we pay to our non-PRC shareholders.The Enterprise Income Tax Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and will generally be subject to the uniform 25.0% enterprise income tax rate as to their global income, including income we receive from our subsidiaries. The term “de facto management bodies” is not defined under the Enterprise Income Tax Law and it is currently unclear in which situations a non-PRC enterprise’s “de facto management body” is located in China. All of our management is currently based in China, and if a majority of the members of our management team continue to be located in China after the effective date of the Enterprise Income Tax Law, we may be considered a PRC resident enterprise and therefore subject to PRC enterprise income tax at the rate of 25% on our worldwide income, which will include any dividend income we receive from our subsidiaries. If we are required under the Enterprise Income Tax Law to pay income tax for any dividends we receive from our subsidiaries, our revenues could decrease significantly.

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

We will incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by The NASDAQ Capital Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure which may prevent us from accurately reporting our financial results or detecting and preventing fraud.  We are subject to reporting obligations under the U.S. securities law. Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, we are required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal controls over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

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

If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders.  Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates will beneficially own approximately 44.4% of our outstanding common stock. As a result, these persons, acting together, will have the ability to influence significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including investors, by, among other things:

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

It may be difficult for you to enforce any judgment in the United States against our company, which may limit the remedies otherwise available to our shareholders.All of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

Item 1B. Unresolved Staff Comments

There are no unresolved comments from the SEC.

ITEM 2. Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently lease from our affiliate Shandong Shengda Technology, which has land use rights to approximately 123,936 square meters of land consisting of manufacturing facilities, employee quarters, warehouses and office buildings in Taian City, China. We also own approximately 251,285 square meters land in Xianyang, Shanxxi, consisting of manufacturing facilities, employee quarters, warehouses, kitchen and office buildings These constitute the basis of our operations as a manufacturer of NPCC products and coal based chemicals.

In August 2006, Shandong Shengda Technology completed the construction of a new NPCC manufacturing facility with approximately 251,285 square meters in Xianyang City, Shaanxi Province, China. The designed capacity for this facility is 60,000 metric tons of NPCC in the first phase. In July 2007, we completed an additional 40,000 tons of capacity in the second phase. We are currently adding an additional 60,000 tons of capacity and expect to complete it in the second quarter of 2008.

The main equipment and machinery of our NPCC business includes ultra gravity reactors, membrane dispersion micro-mix reactors, carbonators, limestone kilns, slaking equipment, and packaging machines. The main equipment and machinery of our coal based chemical business include boilers, carbonation towers, desulphurization towers and methanol recycling towers.

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

No matters were submitted to a vote of shareholders in the last quarter.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, And Issuer Purchases Of Equity Securities

MARKET PRICE INFORMATION

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “SDTH” since January 31, 2008. This was after our common stock had been quoted on the NASDAQ Capital Market under the symbol “SDTH” since May 24, 2007. There was no public trading activity in our shares during the two fiscal years through March 31, 2006. From March 31, 2006 to May 24, 2007 there was some minimal trading activity in our shares. The following table provides the high and low sales prices for our common stock as reported for the periods indicated.

Year ending December 31, 2008	High	Low
First Quarter (as of March 14)	$15.57	$8.50

Year ending December 31, 2007	High	Low
First Quarter	$6.35	$4.00
Second Quarter	$6.25	$3.60
Third Quarter	$6.95	$3.95
Fourth Quarter	$15.35	$6.00

	High	Low
Year ending December 31, 2006
Second Quarter	$6.50	$5.00
Third Quarter	$8.10	$6.00
Fourth Quarter	$7.20	$6.00

On March 13, 2008, the last reported sale price of our common stock on The NASDAQ Global Select Market was $9.65 per share.

Shareholders

As of March 14, 2007, we had 54,202,036 outstanding shares of common stock held by approximately 8,931shareholders of record.

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
Consolidated Statement of Operations Data:
Revenue
Chemical	$22,329,209	$37,369,278	$43,985,596	$50,592,217	$53,933,120
Nano-material	7,928,481	12,741,169	14,613,733	22,007,814	46,721,673
Total revenue	30,257,690	50,110,447	58,599,329	72,600,031	100,654,793

Cost of revenue
Chemical	19,280,693	28,526,258	31,752,100	37,924,593	39,282,251
Nano-material	5,087,965	8,124,449	9,264,339	13,297,976	26,812,587
Total cost of revenue	24,368,658	36,650,707	41,016,439	51,222,569	66,094,838
Gross profit	5,889,032	13,459,740	17,582,890	21,377,462	34,559,955
Operating expenses
Sales & marketing	463,763	763,186	865,338	1,260,647	1,771,168
General & administrative	1,098,057	926,174	967,357	2,641,474	3,232,911
Impairment of property and equipment	—	230,846	—	—	—
Total operating expenses	1,561,820	1,920,206	1,832,695	3,902,121	5,004,079
Income from operations	4,327,212	11,539,534	15,750,195	17,475,341	29,555,876
Other income	—	—	129,665	—	—
Interest income	6,939	22,848	82,611	140,375	274,203
Interest expenses	219,390	5,331	—	—	—
Other expenses	—	—	—	89,068	12,094
Income before provision for income taxes	4,114,761	11,557,051	15,962,471	17,526,648	29,817,985
Provision for tax	1,624,547	4,144,713	—	—	2,787,640
Net Income	2,490,214	7,412,338	15,962,471	17,526,648	27,030,345
Basic and diluted earnings per share	0.03	0.08	0.25	0.34	.50
Basic weighted-average shares outstanding	87,305,912	87,305,912	64,455,210	51,900,641	54,107,408
Diluted weighted-average shares outstanding	87,305,912	87,305,912	64,455,210	52,022,801	54,188,410

	As of December 31,
	2003	2004	2005	2006	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,392,280	$10,409,891	$10,749,300	$34,684,142	$26,366,568
Trade accounts receivable	3,549,155	3,761,726	3,929,082	5,588,675	7,889,001
Advances to suppliers	51,528	—	262,591	872,289	19,436,544
Inventory	1,589,065	1,264,489	1,478,510	2,151,613	1,955,384
Receivable from related parties	—	—	943,308	1,601	1,712
Total current assets	8,928,289	15,437,578	21,337,652	43,455,672	55,663,171
Property and equipment, net	12,883,879	12,547,242	8,579,676	23,479,725	45,156,739
Total assets	29,891,268	35,780,306	29,957,328	67,029,351	100,943,938
Total current liabilities	9,056,131	7,531,303	5,184,740	9,900,088	11,940,753
Total shareholder's equity	20,835,137	28,249,003	24,772,588	57,129,264	89,003,185

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi, China to run the new NPCC facility in Shaanxi. Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc. Our corporate structure is depicted in the following chart:

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

manufacturing capacity of NPCC;
breakthroughs of R&D and applications of NPCC
pricing of our NPCC; and
industry demand.

Manufacturing Capacity of NPCC. Our manufacturing capacity of NPCC products has been 30,000 metric tons annually from April, 2003. Sufficient capacity ensures a stable supply of NPCC for our customers which typically have a large demand for NPCC. We increased our annual manufacturing capacity of NPCC to 90,000 metric tons as of December 31, 2006 and 130,000 metric tons as of September 30, 2007. We plan to add an additional 60,000 metric tons of capacity by March 31 ,2008.

Pricing of our NPCC product. The pricing of NPCC products is generally determined by the amount of cost saving to a particular industry or customer and quantities of the products we produce. The greater our customers’ demand is, the more we manufacture and consequently the lower our cost and more competitive the price of NPCC at which we can sell to customers. For example, with respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and PVC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we may reduce the selling price in order to compete with relatively small competitors. However, we still remain confident in retaining the current gross profit margin level because our unit costs of products are reduced by achieving economies of scale.

Industry demand. Our business and revenue growth depends on the industry demand of NPCC. The downstream industries we supply are tire, PVC and PE building material, paper, rubber, paints and oil ink. Given the difference between the overall demands of those industries, our growing R&D capacity and the quantity we currently supply to our customers, we believe in the growth potential of our business.

Our ammonia-based chemicals supply local farmers and chemical plants located in Shandong and other surrounding provinces. We have a good relationship with our customers and our products have a good reputation in their markets. We believe the demand for our coal-based chemicals will remain stable in the next few years, but our chemical factory is located in the residential district. With the increase of Chinese citizens’ environmental awareness, the Chinese government has strengthened its laws and regulations on environment-protection. In addition, recently a series of significant environment disasters have called for better enforcement of such laws and regulations. As our chemical factory is located in a residential and commercial area, we believe, under such political climate, it is likely that the government will ask us to relocate our chemical business, although we have not received any formal notice. The Company is taking active steps to mitigate the risk by either redeploying its business before the government’s action or identifying replacements for acquisitions.

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

The most significant factors that directly or indirectly affect our cost of revenues are as follows:

processing technologies of NPCC; and
supply and price of limestone
availability and price of coal.
supply and price of electricity

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

Supply and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi factory possesses mining rights to one of the best limestone mines in China. Meanwhile we also maintain a good relationship with our mining contractor which conducts extracting activities at our demand. Furthermore, they deliver limestone to our warehouse with transportation charges. Because the mine is 20 kilometers away from our factory, a low transportation cost can be ensured.

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

Supply and price of electricity. Electricity is the primary power source for the production of NPCC and coal-based chemicals, and currently ,it is supplied by the local government. In the past few years, as the government intends to protect farmers, so coal-based chemical industry , whose main products are consumed by farmers, has been enjoying a price break of up to 50% discount. From the second half of 2006, as demand for chemical products increasing, the Chinese government increased the price of electricity for coal-based chemical industry from 0.31 Yuan/kwh to 0.34 Yuan/kwh, while electricity price for NPCC industry remains stable.

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

Critical Accounting Policies and Estimates

Basis of Presentation and Translating Financial Statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during the periods of each statement. See Note 8.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Shengda Nano and Shengda Chemical through June 2005, the accounts of Eastern Nano from September 2004 through November 15, 2005, the accounts and transactions of Faith Bloom and its wholly owned subsidiaries from November 15, 2005 through March 31, 2006 and the accounts of Shengdatech, Inc. and its wholly owned subsidiaries from March 31, 2006. These combined entities are referred to herein as “the Company.” In connection with the lease agreements relating to the land, land use rights, buildings, and certain equipment, as described in Note 8, the Company has determined that it is not the primary beneficiary due to the significant other operations and substantial equity of the Lessors and therefore those entities are not consolidated in the Company’s financial statements.

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of December 31, 2007 and 2006.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, property, and equipment, or receive advance payments from customers. Advances to suppliers were $19,436,544 and $872,289 as of December 31, 2007 and 2006, respectively. Advances from customers were $0 and $119,923 as of December 31, 2007 and 2006, respectively. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of December 31, 2007 and 2006.

Leases - The Company has lease committments that are accounted for as operating leases under which payments are expensed on a straight-line basis over the periods of the respective leases.

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

Research and product development expenses - Research and product development expenses are included in general and administrative expenses in the statements of income and include researching, developing, and testing of the Company’s products. For the years ended December 31, 2007, 2006 and 2005, such expenses were $153,057, $340,771 and $103,617, respectively.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Years Ended December 31,
	2007	2006	2005
Net income	$27,030,345	$17,526,648	$15,962,471
Basic weighted-average common shares
outstanding	54,107,408	51,900,641	64,455,210
Effect of dilutive securities:
Warrants	81,002	122,160	-
Diluted weighted-average common shares
outstanding	54,188,410	52,022,801	64,455,210
Basic earnings per share	$0.50	$0.34	$0.25
Diluted earnings per share	$0.50	$0.34	$0.25

Other Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, trade accounts receivable and other non-trade receivables included in the consolidated balance sheets.

The Company has its cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

The carrying amounts of trade accounts receivable and other non-trade receivables included in the consolidated balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

Results of Operations

Comparison for the Years ended December 31, 2006 and 2007

Revenue

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
Chemical	50,592,217	69.69	53,933,120	53.58	3,340,903	6.60
Nano Material	22,007,814	30.31	46,721,673	46.42	24,713,859	112.30
Total Revenue	72,600,031	100.00	100,654,793	100.00	28,054,762	38.64

The revenue of our chemical business increased by $3,340,903 or 6.60% for the year ended December 31, 2007 compared to the prior year. The increase was mainly due to (i) additional $3,861,089 from an increase in sales of liquid ammonia and melamine by 12,802 tons and 625.50 tons and an increase in average sales price of $1.23 and $3.91 respectively, which was offset by $3,120,942 from the decrease in sales of methanol and ammonium carbonate by 41,400 tons and 49,625 tons respectively; (ii) additional $123,076 of the sale of surplus heat from our production process to the heat supply department of the local government; (iii)additional $2,477,679 due to the change of exchange rate between RMB and USD. The appreciation of RMB increases the translated revenue in USD. The increase of sales for some chemical products and the decrease of sales for other chemical products were caused by the adjustment of our product mix due to market conditions.

The increase of total revenue from our NPCC business (nano material) was $24,713,859 or 112.30% for the year ended December 31, 2007 compared to the prior year. The increase was mainly due to (i) $23,922,751 additional revenue from an increase in sales of 65,845 tons as a result of our capacity expansion (ii) additional $791,108 due to the change in the exchange rate between RMB and USD as the appreciation of RMB to USD increased the translated revenue in USD.

Cost of Revenue and Gross Profit

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Cost of Revenue
Chemical	37,924,593	74.96	39,282,251	73.00	1,357,658	3.58
Nano Material	13,297,976	60.42	26,812,587	57.39	13,514,611	101.63
Total Cost of Revenue	51,222,569	70.55	66,094,838	65.75	14,872,269	28.95

Gross Profit
Chemical	12,667,624	25.04	14,650,869	27.16	1,983,245	15.66
Nano material	8,709,838	39.58	19,909,086	42.61	11,199,248	128.58
Total Gross Profit	21,377,462	29.45	34, 559,955	34.34	13,182,493	61.67

The cost of revenue for our chemical business increased by $1,357,658 or 3.58% for the year ended December 31, 2007 compared to the prior year. The increase was mainly due to: (i) reduction of $427,065 from a sales volume decrease of methanol and ammonium bicarbonate as a result of products mix adjustments; and (ii) reduction of $31,000 from accounting adjustments, which was offset by an increase of $1,815,723 due to  the change in the exchange rate between RMB and USD as the appreciation of RMB to USD increased the translated revenue in USD.

The gross profit of our chemical business increased $ 1,983,245 or 15.66%. The increase of gross profit of our chemical business was for the following reasons (i) an increase of gross profit by $1,167,211 as a result of an increase of the sales prices of liquid ammonia, melamine and ammonium bicarbonate by $1.23, $3.91 and $1.73 respectively, which was partially offset by the decrease of average selling price of methanol by $13.15 per ton; (ii) the appreciation of RMB to USD increased the translated gross profit in USD by $692,957;and (iii) additional $123,076 of the sale of surplus heat from our production process to the heat supply department of the local government.

The cost of revenue of our NPCC business increased by $13,514,611 or 101.63% for the year ended December 31, 2007 compared to the prior year. This was mainly due to (i) additional $12,890,295 because of increased production volume as a result of NPCC capacity expansion in Shaanxi; (ii) reduction of $12,353 due to accounting adjustments; and (iii) additional $636,669 due to the change in the exchange rate between RMB and USD as the appreciation of RMB to USD increased the translated cost of goods sold in USD.

Our gross margin of NPCC increased from 39.58% to 42.61%. This was mainly due to the gross profit margin increase of $11,199,248 or 128.58% because of the introduction of new technology and the expansion of capacity with lower cost of raw materials at our new factory in Shaanxi.

Operating Expenses

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Expenses
Sales and Marketing Expenses	1,260,647	1.74	1,771,168	1.76	510,521	40.50
General and Administration Expenses	2,641,474	3.64	3,232,911	3.21	591,437	22.39
Total Operating Expenses	3,902,121	5.38	5,004,079	4.97	1,101,958	28.24

Sales and Marketing expenses increased by $510,521or 40.50% for the year ended December 31, 2007 compared to the prior year. The main reasons were (i) sales commission increased $395,402 as a result of the increase of sales; and (ii) increased salary and insurance expense of $35,877, increased customer maintenance fee and export transportation expenses of $29,638 and $19,898 respectively, and (iii) the appreciation of RMB to USD increased the translated sales and marketing expenses in USD by $60,357 which were partially offset by decrease of administration fee, business and entertainment fee of $30,651.

The general and administrative expenses increased by $591,437 or 22.39% for the year ended December 31, 2007 compared to the prior year. The main reasons were: (i) an increase of $467,966 in expenses related to consulting fees for compliance with Sarbanes-Oxley Regulations (SOX 404) and other consulting fees; (ii) an increase of $205,249 R&D Center depreciation; and (iii) an increase of $111,518 salary as a result of staff increase; which were offset by a decrease of $193,296 in technology testing and R&D fee as well as office, business and entertainment fee.

Operating and Other Income

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Income from Operations	17,475,341	24.07	29,555,876	29.34	12,080,535	69.13
Interest Income	140,375	0.19	274,203	0.27	133,828	95.34
Non-operating Expense	89,068		12,094	0.01	-76,974	-86.42
Income Before Income Taxes	17,526,648	24.14	29,817,985	29.62	12,291,337	70.13

Operating income increased by $12,080,535 or 69.13% for the year ended December 31, 2007 compared to the prior year. This was mainly due to the increased revenues of $28,054,762 which was offset by an increase of cost of revenue of $14,872,269 and an increase in operating expenses of $1,101,958.

Interest income for the year ended December 31, 2007 increased by $133,828 or 95.34%. This increase resulted from more cash being on deposit at our banks.

Other expenses for the year ended December 31, 2007 decreased by $76,974, mainly because of less finance fees paid to banks and no loss from disposition of damaged and outdated equipment being incurred in 2007.

Comparison for the Years ended December 31, 2005 and 2006

Revenue

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
Chemical	43,985,596	75.06%	50,592,217	69.69%	6,606,621	15.02%
Nano	14,613,733	24.94%	22,007,814	30.31%	7,394,081	50.60%
Total Revenue	58,599,329	100.00%	72,600,031	100.00%	14,000,702	23.89%

Total Revenue

The total revenue of our chemical business increased by $6,606,621 or 15.02% in 2006 compared to the prior year. The increase was mainly due to : (i) additional revenue of $1,071,528 from increased sales of methanol of 2,782 tons and the increased sale price of $6.5 per ton; (ii) $3,353,710 from increased sales of liquid ammonia of 14,233 tons and the decreased sale price of $1.58 per ton; and (iii) $4,579,304 from the increased sales of melamine by 4,169 tons and the increased sale price of $1.96 per ton, respectively, which is offset by the decreased sales of ammonium bicarbonate of 10,242 tons and the decreased price of $7.03 per ton resulting in decreased revenue of $2,397,921. The difference in sales was caused by the adjustment of our product mix due to market conditions.

The increase of total revenue from our NPCC business was $7,394,081 or 50.60% in 2006 compared to the prior year. The increase was mainly due to additional revenue from increased sales of 14,126 tons of NPCC as a result of our capacity expansion in Shaanxi, which was offset by the decreased average price of $25.40 per ton which resulted in a decrease of $358,800. The decreased price of these products resulted from the company’s decision to partially pass thru to customers savings in manufacturing costs from the combination of the introduction of new technology and lower cost of raw material in our new factory. In addition, the change of foreign exchange rate contributed to the increase.

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

The cost of revenue of our chemical business increased by $6,172,493 or 19.44% in 2006 compared to the prior year. The increase was mainly due to: (i) the adjustment of product mix resulting in an increase in revenue of $1,178,748 and an increase in sales of melamine of 4,169 tons which resulted in an increase of $2,521,428; (ii) increased unit cost as a result of the increase in raw material cost which resulted in an increase in the amount of $1,176,057, the price of anthracite increased by $1.90 per ton, and the increase in electricity cost which resulted in an increase in the amount of $967,391 , the price increased by $0.004 per kwh; (iii) the price of packaging increased by $0.03 per package, which caused an increase in the amount of $67,428; and (iv) the lease cost increased by $261,441 as a result of accounting adjustment.

The gross profit of our chemical business declined from 27.81% to 25.04% and decreased by $434,128 or 3.55% for the following reasons: (i) a increase of gross profit by 4.49% caused by a increase of the average sales price of methanol and melamine by $6.52 per ton and $1.96 per ton, respectively, and the increase of sales by 2,782 tons and 4,169 tons, respectively, which was offset by a decrease of gross profit by 5.92% caused by a decreased average sales price of ammonium bicarbonate and liquid ammonia by $7.03 per ton and $1.56 per ton, respectively, resulting in an decrease of 1.43%; and (ii) the price of our raw materials and electricity increased by $1.90 per ton and $0.04 per kwh, respectively, resulting in an increase of cost of revenue. As a result, the gross profit from our chemical business decreased by 2.12%.

The cost of revenue of our NPCC business increased by $4,033,637 or 43.54% in 2006 compared to the prior year. This was mainly due to: (i) the cost of revenue increased by $3,052,393 from increased sales due to the capacity expansion; (ii) the price of electricity and raw material increased by $0.002 per kwh and $1.69 per ton respectively, resulting in an increase of cost of revenue by $905,364 ; and (iii) an increase in the amount of $75,880 caused by the increase of repair and maintenance cost.

Our gross profit increased from 36.61% to 39.58%. This was mainly due to the unit cost of our products decreasing as a result of the introduction of new technology and the expanding of capacity and lower cost of raw materials at our new factory, which resulted in an increase in gross profit of $3,360,444 or 62.83%.

Operating Expenses

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating Expenses
Sales and Marketing	865,338	1.48	1,260,647	1.74	395,309	45.68
General and Administrative	967,357	1.65	2,641,474	3.64	1,674,117	173.06
Total Operating Expenses	1,832,695	3.13	3,902,121	5.38	2,069,426	112.92

Selling expenses in 2006 increased by $395,309 or 45.68% compared to the prior year. The main reasons were: (i) sales commission increased by $307,340 and (2) the employee’s salary and insurance and the business expenses grew by $53,483 and $34,486 respectively.

The general and administrative expenses increased by $1,674,117 or 173.06% in 2006 compared to the prior year. The main reasons were: (i) the $340,771 increase as R&D fee; (ii) salary of the employees increased by $86,411 due to the expansion of the production capacity; (iii) the lease expense of new NPCC facility’s office building increased by $20,718; (iv) the going into production and construction amortization expenses increased by $322,557; (v) expenses of $750,041 from being a public company; and (vi) value of warrant granted as the service compensation was $153,619.

Operating and Other Income

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	15,750,195	26.88	17,475,341	24.07	1,725,146	10.95
Interest Income	82,611	0.14	140,375	0.19	57,764	69.92
Other Income	129,665	0.22	0	0	-129,665	0
Other Expenses	—	—	89,068	- 0.12	89,068	100

Income Before Income Taxes	15,962,471	27.24	17,526,648	24.14	1,564,177	9.80

Operating income increased by $1,725,146 or 10.95% in 2006 compared to the prior year. This was mainly due to increased revenues of $14,000,702 which was offset by an increase of cost of revenue in the amount of $10,206,130, an increase in operating expenses in the amount of $2,069,426.

Interest income in 2006 increased by $57,764 or 69.92%. Such increase was due to the fact that more cash was on deposit at our banks.

In 2006, there was no other income, for the income from the sale of surplus heat from our production process to the heat supply department of the local government was recorded in the operating income.

Other expenses increased by $89,068 in 2006 compared to the prior year due to finance fees paid to banks in the amount of $72,909 and an additional expenditure for the disposition of damaged and outdated equipment in the amount of $16,159.

Liquidity and Capital Resources

	As of and for the Year ended December 31,
	2005	2006	2007
	Amount ($)
Cash and Cash Equivalents	10,749,300	34,684,142	26,366,568
Trade Accounts Receivable	3,929,082	5,588,676	7,889,001
Working Capital	15,962,471	17,526,648	43,722,418
Cash Provided by Operating Activities	17,293,288	21,663,512	13,760,190
Cash Used in Investing Activities	(2,517,152)	(15,457,918)	(21,416,234)
Cash Provided by (used in) Financing Activities	14,574,841	16,880,395	(2,623,555)

We believe, based on our current cash levels as well as the operating cash flows expected in 2008, that we will have sufficient funds to finance our current operations for at least the next 12 months. However, we have also planned additional capital expenditures in the next 12 months for potential acquisitions and new projects. We anticipate that these expenditures will be funded from working capital and financing activities. Our Board of Directors is in the process of completing the 2008 capital budget and the capital expenditures are subject to change. There is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash and cash equivalents. Our cash and cash equivalents were held for working capital purposes. We did not enter into investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivables turnover in days were 29 days in 2007 and 24 days in 2005 and 2006. We established credit policy of 90 days in 2007 to qualified customers. As of December 31, 2007, there was no overdue receivable.

Operating activities. Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, impairment of property and plant and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2007 was $13,760,190 and consisted of $27,030,345 of net income and $2,128,980 of depreciation and amortization. Cash provided by working capital and other activities primarily reflected a $1,839,452 increase in accounts receivable, a $17,767,908 increase in advances to suppliers of construction work of Shaanxi capacity, and a $2,306,124 increase in accounts payable.

Cash provided by operating activities for the year ended December 31, 2006 was $21,663,512 and consisted of $17,526,648 of net income and $1,031,387 of depreciation. Cash provided by working capital and other activities primarily reflected a $611,842 decrease in inventories, and a $1,468,602 increase in accounts payable.

Cash provided by operating activities for the year ended December 31, 2005 was $17,293,288 and consisted of $15,962,471 of net income, $1,009,577 of depreciation and $69,249 of amortization. Cash provided by working capital and other activities primarily reflected a $71,541 increase in accounts receivable $179,322 increase in inventory, and a $ 662,437 decrease in accounts payable.

Contractual Obligations And Contingent Liabilities

	As of December 31, 2007	Less than one Year	1-3 Years	3-5 Years	More than 5 Years
Short-term Loan	$—	$—	$—	$—	$—
Long-term Loan	—	—	—	—	—
Capital Lease for Equipments, Building and Lands Obligations	— 0 —	— 0 —	-— 0 —	—	—
Trade Account Payable	5,296,530	5,296,530	—	—	—
Other Payable	3,276,473	3,276,473	—	—	—
Income and Other Taxes Payable	2,303,402	2,303,402	—	—	—
Payable to Related Parties	1,064,348	1,064,348	—	—	—

Total	$11,940,753	11,940,753	—

Off-Balance Sheet Arrangements

We do not have into any off-balance sheet arrangements.

Recently Issued Accounting Standards

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

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

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls And Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(a)          Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2007. Based on that assessment the Company believes that, at December 31, 2007, its internal control over financial reporting was effective.

(b)          Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Hansen Barnett Maxwell, P.C., the registered public accounting firm that audited the financial statements included in our annual report on this Form 10-K containing the disclosure required by Item 308 of Regulation S-K has issued an attestation report on management’s assessment of the registrant’s internal control over financial reporting which is included in the “Exhibits and Financial Statements” of this Form 10-K.

Item 9b. Other Information

None.

FART III

Item 10. Directors, Executive Officers and Corporate Governance

We have provided below certain information about our executive officers and directors. Our directors serve for a term of one year or until their successors are duly elected and qualify. Our executive officers serve at the pleasure of our board of directors and have no fixed term of office.

Name	Age	Position
Xiangzhi Chen	46	President, Chief Executive Officer and Director
Anhui Guo	38	Director and Chief Financial Officer
Dongquan Zhang	67	Director
A.Carl Mudd	64	Director
Sheldon Saidman	65	Director
Xueyi Zhang	36	Vice President
Xukui Chen	35	President of Shandong Bangsheng Chemical Co., Ltd.
Zhaowei Ma	43	President of Shandong Haize Nano-Materials Co., Ltd
Yong Zhao	35	President of Shaanxi Haize Nano-Materials Co., Ltd.
Xiqing Xu	49	Vice President, Technology

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

Mr. Dongquan Zhang has served as our director since February 23, 2007. Mr. Zhang has extensive experience in the chemical industry especially in research and development and regulatory areas. Currently he is a member of the board of directors of All China Association of Petro-Chemical Industry, vice president of Shandong Chemistry and Chemical Engineering Association, and vice president of Shandong Environmental Industry Association, and president of Shandong Chemical Industrial Pollution Prevention Association. From February 1994 to December 2000, he served as director general and senior engineer of the Petro-Chemical Industry of Shandong Province.

Mr. A. Carl Mudd has served as our director since February 23, 2007. Mr. Mudd has extensive management experience especially in the financial area. He has spent the past 14 years consulting with and mentoring CEOs and Boards of Directors of major companies on global strategy, business processes and international operations and 27 years as CFO, COO and President of international companies. From 2003 to 2006, he was an advisory director at CIMIC Holdings, Ltd. From 1993 to 1996, he served as director and chairman of the Audit Committee at AM International, Inc. Mr. Mudd also serves as an independent director and chairman of the Audit Committee for Sutor Technologies Group, LTD (SUTR) a NASDAQ listed company. He is a Certified Public Accountant and holds a business degree from St. Edward's University.

Mr. Sheldon Saidman has served as our director since February 23, 2007. Mr. Saidman has extensive senior executive experience, especially in marketing and general management. He has held positions as President or Chief Operating Officer in several companies, both pubic and private. From May 2001 to October 2005, he served as President of Liberty Wire & Cable, Inc. He currently has his own business management consulting business and serves on two other boards of directors. He holds a bachelor’s degree in journalism and public relations from The University of Maryland.

Mr. Xueyi Zhang has served as vice president since March 31, 2006. Mr. Zhang has served as vice president of Shandong Shengda Technology since January 2003. He also served as vice president of Shandong Shengda Construction Co., Ltd from January 2001 to January 2003.

Mr. Xukui Chen has served as president Shandong Bangsheng Chemical Co., Ltd. since October 2006. Mr. Chen is responsible for the management of our chemical business. From October 2005 to October 2006, he served as director of research and development of Shandong Shengda Chemicals Co., Ltd. He was president of Shandong Haize Nano-Materials Co. from October 2004 to October 2004. From October 2003 to September 2004, he was president of the alcohol division of Shengda Group Co., Ltd. He served as vice president of the alcohol division of Shengda Group Co., Ltd. from September 2000 to September 2003.

Mr. Zhaowei Ma has been our president of Shandong Haize Nano-Materials Co., Ltd. since August 2005. Mr. Ma is responsible for the overall management of our nano-materials business. From January 2001 to August 2005, he served as director of sales of Shandong Shengda Nanomaterials Co., Ltd.

Mr. Yong Zhao has been our president of Shaanxi Haize Nano-Materials Co., Ltd since October 2006 and responsible for the overall management of our nano-materials business in Shannxi. From August 2002 to October 2006, he was the vice general manager of Shandong Haize Nano-Materials Co., Ltd.

Mr. Xiqing Xu has been Vice President, Technology since March 2007. Mr. Xu is responsible for the management of the R&D Center. From 2004 to October 2006, he was the general manager of Shandong Bangsheng Chemical Co. Ltd. From 2002 to June 2004, he was the general manager of Shandong Haize Nano-Materials Co. Ltd.

Board Composition and Committees

Our Board has five (5) members, of which three (3) are independent directors. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Carl Mudd, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”.

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

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Dongquan Zhang, Carl Mudd and Sheldon Saidman as the chairman, all of whom are “independent” directors.

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

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Sheldon Saidman, Carl Mudd, and Dongquan Zhang, with Dongquan Zhang as the chairman.

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

We have complied with all the filing requirements under Section 16(a) for the year 2007.

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. ShengdaTech, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Ms. Anhui Guo, CFO, ShengdaTech, Inc., Youth Pioneer Park, Tai'an Economic and Technological Development Zone, Tai'an City, Shandong Province 271000, People's Republic of China.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to pay key management personnel competitive remuneration based on the authority, responsibility and accountability of the position held by the individual. In addition, the Company considers the competitive environment relative to compensation paid to senior management with comparable job scope in companies in related industries and of approximate size. The plan consists of several components, base salary, bonus, “subsidy,” a non-taxable income provided to offset housing and transportation expenses, and a supplemental amount referred to as “proceeds.” The determination of subsidy and proceeds is a calculation made on total compensation and amounts to a combined 35%, with 14% allocated to subsidy and 21% to proceeds. The Company believes that such an approach to their executive compensation packages is both equitable and competitive, while providing a positive motivational element to the overall performance of the senior management of the Company.

Bonuses earned range from 10% to 20%, and are based on accomplishments in executing job tasks, and the general performance of the Company, measured against the financial plan for the bonus year. The bonus amount is determined by the CEO. Mr. Chen’s bonus is determined by the Board of Directors on recommendation of the Compensation Committee. This bonus will be based on meeting all financial objectives set in the budget year, including revenue, net income and return on capital employed. The Company’s bonus plan promotes individual performance as well as contributions to the overall operation. Bonus dollars earned will be paid following audited results of Company financial statements reported in the year following the bonus year. The receiving executive must be employed by the Company at the time of bonus payments.

Compensation Table

Name & Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation	Total
(a)	(b)	(c)	(d)	(g)	(i)	(j)
Xiangzhi Chen, CEO	2007	$195,000	—	$105,000	—	$300,000
Anhui Guo, CFO	2007	$65,000	—	$35,000	—	$100,000
Zhaowei Ma, COO Shandong Haize	2007	65,000		35,000		100,000
Yong Zhao COO Shaan’xi Haize	2007	65,000		35,000		100,000
Xukui Chen COO Shandong Bangsheng	2007	52,000		28,000		80,000

The Compensation Committee reviewed and approved the compensation paid to the top five executives of the corporation as listed in the Compensation Table above. Recommendations for annual increases in compensation to named executives are to be presented to the Compensation Committee and are subject to their approval. Pay increases for non-named employees will be at the discretion of the employee’s supervisor, subject to senior management approval.
The regulations regarding employee pension and retirement plans governed by the Peoples Republic of China is the only program administered by the Company. No other supplemental plan exists.

The Company has never had an employee stock option (ESO) plan. Since the proven benefits of such a program are well recognized by management, Mr. Chen has directed the Compensation Committee to develop an ESO plan as part of the Company’s 2008 compensation program.

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any officer in 2007.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any officer in 2007.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2007.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation
There was no nonqualified deferred compensation for the officers in 2007.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its officers upon termination or change in control.

Director Compensation

Non-employee directors will receive compensation for their service on the board and board committees consisting of (i) an annual retainer of $35,000 (ii) $1,000 for each telephone conference call meeting and (iii) $5,000 for each in-person meeting. The chairperson of the audit committee will receive an additional $10,000 annually. We will also reimburse directors for travel and other out-of-pocket expenses incurred in connection with their board service.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Analysis and Discussion with the management of the Company. Based on the review and the discussions, the Compensation Committee recommended to Board of Directors that the Compensation Analysis and Discussions be included in the Company’s annual report on Form 10-K. The members of the Compensation Committee are Dongquan Zhang, Carl Mudd and Sheldon Saidman, chairman.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth information as of December 31, 2007, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 54,202,036 shares of common stock outstanding as of December 31, 2007.

Name and Address	Number of Shares	Percentage Owned
Xiangzhi Chen	22,902,912	42.25%
Anhui Guo	—	—
Xueyi Zhang	—	—
Dongquan Zhang	—	—
Carl Mudd	5,000	—
Sheldon Saidman	—	—
Xiqing Xu	1,154,584	2.13%
Zhaowei Ma	—	—
Directors and executive officers as a group (8 persons)	24,062,496	44.38%

The address for all these officers and internal directors is Youth Pioneer Park, Tai'an Economic and Technological Development Zone, Tai'an City, Shandong Province 271000, People's Republic of China.

Item 13. Certain Relationships And Related Transactions and Director Independence

In December 2007, the Company entered three-year lease agreements with Shandong Shengda Technology Co. Ltd. for land, land use rights, buildings and certain equipment for the total amount of $1,918,500. Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and an executive officer of Shandong Shengda Technology Co., Ltd.

On November 20, 2007 the Company purchased a research and development center from Shandong Shengda Technology Co. Ltd. for the purchase price of $1,637,199. Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and an executive officer of Shandong Shengda Technology Co., Ltd.

On June 30, 2007 the Company purchased certain buildings and land use rights from Shandong Shengda Technology Co. Ltd. for the purchase price of $5,972,912. Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and an executive officer of Shandong Shengda Technology Co., Ltd.

On December 31, 2006, for the price of $3,349,814, the Company purchased property and equipment from Shandong Shengda Technology Co. Ltd. and Shandong Shengda Chemical Machinery Co. Ltd. Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and an executive officer of Shandong Shengda Chemical Machinery Co. Ltd.

Item 14. Principal Accounting Fees And Services

Hansen, Barnett & Maxwell, P.C., has audited our financial statements since the 2005 fiscal year. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Hansen, Barnett & Maxwell, P.C., for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 are $164,750 and the fees billed for the fiscal year ended December 31, 2007 are $295,375.

Audit-Related Fees. There were no fees for assurance and related services by Hansen, Barnett & Maxwell, P.C., for the fiscal years ended December 31, 2006 and December 31, 2007.

Tax Fees. We engage Hansen, Barnett & Maxwell, P.C. to provide service for the income tax returns in US for the fiscal years ended December 31, 2006 and December 31, 2007, which are estimated to be $1,000 each for the two fiscal years.

All Other Fees. The other fees for either audit-related or non-audit services billed by Hansen, Barnett & Maxwell, P.C., for the fiscal years ended December 31, 2006 and December 31, 2007 are $0 and $2,911 respectively. The fees for fiscal year 2007 were billed for budget planning for the year.

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

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the
Shareholders of Shengdatech, Inc.

We have audited the accompanying consolidated balance sheets of Shengdatech Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shengdatech Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Shengdatech Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 14, 2008

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$26,366,568	$34,684,142
Trade accounts receivable, less allowance for doubtful accounts of $0	7,889,001	5,588,676
Other receivables	13,962	157,352
Advances to suppliers	19,436,544	872,289
Inventory	1,955,384	2,151,612
Receivable from related parties	1,712	1,601
Total Current Assets	55,663,171	43,455,672

Property and Equipment, net of accumulated depreciation
of $6,126,393 and $3,674,605, respectively	45,156,739	23,573,680
Land use rights, net of accumulated amortization of $1,031 and $0, respectively	124,028	-
TOTAL ASSETS	$100,943,938	$67,029,352

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$5,296,530	$2,957,413
Other payables and accrued expenses	3,276,473	2,235,758
Income and other taxes payable	2,303,402	1,237,180
Advances from customers	-	119,923
Payable to related parties	1,064,348	3,349,814
Total Current Liabilities	11,940,753	9,900,088
Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares
authorized; no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized;
54,202,036 and 54,095,103 shares outstanding, respectively	541	540
Additional paid-in capital	21,616,469	21,824,121
Statutory reserves	5,642,419	3,301,379
Retained earnings	54,877,045	30,187,740
Accumulated other comprehensive income	6,866,711	1,815,484
Total Shareholders' Equity	89,003,185	57,129,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$100,943,938	$67,029,352

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2007	2006	2005

Sale of Products	$100,654,793	$72,600,031	$58,599,329
Cost of Products Sold	66,094,838	51,222,569	41,016,439

Gross Profit	34,559,955	21,377,462	17,582,890

Operating Expenses:
Selling expense	1,771,168	1,260,647	865,338
General and administrative expense	3,232,911	2,641,474	967,357
Total Operating Expenses	5,004,079	3,902,121	1,832,695

Income from Operations	29,555,876	17,475,341	15,750,195

Other Income (Expense):
Interest income	274,203	140,375	82,611
Non-operating (expense) income	(12,094)	(89,068)	129,665
Net Other Income	262,109	51,307	212,276

Income Before Income Taxes	29,817,985	17,526,648	15,962,471
Provision for income taxes	2,787,640	-	-

Net Income	$27,030,345	$17,526,648	$15,962,471

Other comprehensive income: foreign
currency translation adjustments	5,051,227	1,614,682	200,271
Comprehensive income	$32,081,572	$19,141,330	$16,162,742

Earnings Per Share:
Basic	$0.50	$0.34	$0.25
Diluted	$0.50	$0.34	$0.25
Weighted Average Shares Outstanding:
Basic	54,107,408	51,900,641	64,455,210
Diluted	54,188,410	52,022,801	64,455,210

See the accompanying notes to the condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

							Accumulated
			Additional	Receivable			Other	Total
	Common Stock		Paid-in	From	Statutory	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shareholder	Reserves	Earnings	Income	Equity
Balance, December 31, 2004	87,305,912	$873	$16,657,514	$-	$1,191,078	$10,399,007	$531	$28,249,003
Noncash capital contribution	45,124,979	451	8,609,395	(3,444,924)	-	-	-	5,164,922
Distribution to shareholders	(87,310,891)	(873)	(16,658,045)	-	-	(11,590,085)	-	(28,249,003)
Collection of receivable from
shareholder	-	-	-	3,444,924	-	-	-	3,444,924
Net income for the year	-	-	-	-	1,203,293	14,759,178	-	15,962,471
Foreign currency translation
adjustment	-	-	-	-	-	-	200,271	200,271

Balance, December 31, 2005	45,120,000	451	8,608,864	-	2,394,371	13,568,100	200,802	24,772,588

Shares issued for cash, $2.39
per share	5,837,603	58	13,969,656	-	-	-	-	13,969,714
Shares issued to acquire
Shengdatech, Inc.
recorded as a purchase	3,137,500	31	63,478	-	-	-	-	63,509
Distribution of cash in
purchase of equipment
from select shareholders	-	-	(971,496)	-	-	-	-	(971,496)
Warrants issued for
consulting services	-	-	153,619	-	-	-	-	153,619
Net income for the year	-	-	-	-	907,008	16,619,640	-	17,526,648
Foreign currency translation
adjustment	-	-	-	-	-	-	1,614,682	1,614,682

Balance, December 31, 2006	54,095,103	540	21,824,121	-	3,301,379	30,187,740	1,815,484	57,129,264

Warrants exercised using
cashless exercise provision	106,933	1	(1)	-	-	-	-	-
Distribution of cash in
purchase of equipment
from select shareholders	-	-	(207,651)	-	-	-	-	(207,651)
Net income for the year	-	-	-	-	2,341,040	24,689,305	-	27,030,345
Foreign currency translation
adjustment	-	-	-	-	-	-	5,051,227	5,051,227

Balance, December 31, 2007	54,202,036	$541	$21,616,469	$-	$5,642,419	$54,877,045	$6,866,711	$89,003,185

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$27,030,345	$17,526,648	$15,962,471
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,128,980	1,031,387	1,078,826
Loss on disposal of property, plant and equipment	1,845	16,377	-
Compensation paid with warrants	-	153,619	-
Changes in assets and liabilities:
Accounts receivable	(1,839,452)	(1,635,713)	(71,541)
Other receivables	144,500	4,040,220	-
Advances to suppliers	(17,767,908)	(588,722)	(258,433)
Inventory	330,614	(611,842)	(179,322)
Trade accounts payable	2,306,124	1,468,602	(662,437)
Other payables and accrued expenses	606,185	230,538	238,137
Income and other taxes payable	942,034	(85,055)	1,261,756
Advances from customers	(123,077)	117,453	(76,169)
Net Cash provided by Operating Activities	13,760,190	21,663,512	17,293,288

Cash Flows from Investing Activities:
Purchase of property and equipment	(19,090,018)	(15,365,898)	(2,517,152)
Construction in progress	(2,206,133)	(92,020)	-
Purchase of land use rights	(120,083)	-	-
Net Cash used in Investing Activities	(21,416,234)	(15,457,918)	(2,517,152)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	13,969,714	-
Changes in related party receivable / payable	(2,415,904)	3,882,177	(1,570,946)
Distribution to shareholder	(207,651)	(971,496)	(7,822,477)
Other non-trade receivables	-	-	(5,181,418)
Net Cash (used in) provided by Financing Activities	(2,623,555)	16,880,395	(14,574,841)

Effect of Exchange Rate Changes in Cash	1,962,025	848,853	138,154

Net Change in Cash	(8,317,574)	23,934,842	339,409
Cash and Cash Equivalents at Beginning of Period	34,684,142	10,749,300	10,409,891
Cash and Cash Equivalents at End of Period	$26,366,568	$34,684,142	$10,749,300

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$2,108,043	$872,156	$3,485,546

Schedule of Non-cash Investing and Financing Activities:
Distribution paid by owner directly to investors	$-	$-	$5,164,922
Non-cash capital investment into Eastern Nano by the investors	-	-	8,609,846
Shares issued for net assets of Shengdatech, Inc.	-	63,509	-
Non-cash Distribution to Shareholders:
Other non-trade receivables	$-	$-	$(301,111)
Land and building	-	-	(5,821,565)
Intangible assets	-	-	(7,795,486)
Liability incurred	-	-	(1,343,442)
	$-	$-	$(15,261,604)

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTE 1 - Organization and Nature of Operations

Organization and nature of operations - On March 2, 1998, a group of 19 investors (referred to herein as the Investors), of which Mr. Chen Xiangzhi (Mr. Chen) holds a controlling interest, formed Shandong Shengda Nano Co., Ltd. (Shengda Nano) under the laws of the People’s Republic of China (PRC). Shengda Nano has developed, and manufactures and markets nano-sized precipitated calcium carbonate (NPCC) in the PRC primarily for use in the production of automobile tires and polyvinyl chloride (PVC).

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

On April 4, 2006, Faith Bloom formed Shaanxi Haize Nano-Material Co., Ltd (Shaanxi Haize) a wholly-owned subsidiary in Shaanxi, China to run a NPCC facility. The relative importance of the NPCC and Chemical businesses are described in Note 11.

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

NOTE 2 - Significant Accounting Policies

Basis of Presentation and Translating Financial Statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during the periods of each statement. See Note 8.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Shengda Nano and Shengda Chemical through June 2005, the accounts of Eastern Nano from September 2004 through November 15, 2005, the accounts and transactions of Faith Bloom and its wholly owned subsidiaries from November 15, 2005 through March 31, 2006 and the accounts of Shengdatech, Inc. and its wholly owned subsidiaries from March 31, 2006. These combined entities are referred to herein as “the Company.” In connection with the lease agreements relating to the land, land use rights, buildings, and certain equipment, as described in Note 8, the Company has determined that it is not the primary beneficiary due to the significant other operations and substantial equity of the Lessors and therefore those entities are not consolidated in the Company’s financial statements.

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of December 31, 2007 and 2006.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, property, and equipment, or receive advance payments from customers. Advances to suppliers were $19,436,544 and $872,289 as of December 31, 2007 and 2006, respectively. Advances from customers were $0 and $119,923 as of December 31, 2007 and 2006, respectively. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of December 31, 2007 and 2006.

Leases - The Company has lease committments that are accounted for as operating leases under which payments are expensed on a straight-line basis over the periods of the respective leases.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Research and product development expenses - Research and product development expenses are included in general and administrative expenses in the statements of income and include researching, developing, and testing of the Company’s products. For the years ended December 31, 2007, 2006 and 2005, such expenses were $153,057, $340,771 and $103,617, respectively.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Years Ended December 31,
	2007	2006	2005

Net income	$27,030,345	$17,526,648	$15,962,471
Basic weighted-average common shares
outstanding	54,107,408	51,900,641	64,455,210
Effect of dilutive securities:
Warrants	81,002	122,160	-
Diluted weighted-average common shares
outstanding	54,188,410	52,022,801	64,455,210
Basic earnings per share	$0.50	$0.34	$0.25
Diluted earnings per share	$0.50	$0.34	$0.25

Other Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of foreign currency translation adjustments.

Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, trade accounts receivable and other non-trade receivables included in the consolidated balance sheets.

The Company has its cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

NOTE 3 - Inventory

Inventory consisted of the following:

	December 31,
	2007	2006
Raw materials	$1,357,510	$1,679,938
Work-in-process	104,872	219,885
Finished goods	493,002	251,789
Total Inventory	$1,955,384	$2,151,612

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTE 4 - Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
Building	$10,908,890	$1,854,717
Plant, machinery and equipment	37,771,726	25,106,521
Motor vehicle	125,157	108,851
Office equipment	79,381	84,241
Construction in progress	2,397,978	93,955
Total property and equipment	51,283,132	27,248,285
Less: accumulated depreciation	(6,126,393)	(3,674,605)
Total property and equipment, net	$45,156,739	$23,573,680

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 17
Motor vehicle	5 - 10
Office equipment	3 -5

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $2,127,990, $1,031,387 and $1,009,577, respectively.

The increase in property and equipment for 2007 was primarily due to the purchase of equipment for $10,142,990 to increase the NPCC production capacity of the Shaanxi plant by an additional 40,000 tons, the construction of the NPCC factory expansion in Shaanxi for $11,813,649 and the purchase of the research and development center for $1,580,321 from a related party which is further described in Note 9.

During April 2006, the Company purchased approximately $1.1 million of equipment to replace old equipment, of which approximately $815,000 was purchased from a related party. In addition, the Company constructed and put into operations a new plant in Shaanxi, China at a cost of approximately $14 million.

NOTE 5 - Land Use Rights

In August 2007, the company purchased intangible assets of $125,059 consisting of land use rights, which are amortized at the rate of $2,402 per year using the straight line method over their contractual life of 50 years. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $990, $0 and $69,249.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTE 6 - Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following:

	December 31,
	2007	2006
Utility payment	$1,473,374	$1,228,884
Accrued payroll	416,826	423,280
Other payables	1,386,273	583,594
Total Other Payables and Accrued Expenses	$3,276,473	$2,235,758

NOTE 7 - Income Taxes

Upon completion of the reorganization referred to in Note 1, the Company changed its fiscal year to December to conform to the fiscal year of its operating subsidiaries. To date, the Company has not paid any income taxes in the United States or the British Virgin Islands. The Company’s pre-tax income is comprised primarily from operations in the PRC. Amounts included in pre-tax income in the United States for the years ended December 31, 2007, 2006 and 2005 include general and administrative expenses of $399,267, $518,716, and $0, respectively. Enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. Effective at the beginning of 2005, the Company’s Bangsheng Chemical and Haize Nano subsidiaries were granted a “tax holiday” that allows the Company to be exempt from both the federal and local income taxes for the first two profitable years. The “tax holiday” allows the Company to be exempt from 50% of both the federal and local income taxes during the third through the fifth years. The reduced federal and local rates for 2007 through 2009 are 15% and 1.5%, respectively. Effective at the beginning of 2006, the Company’s Shaanxi Nano subsidiary was granted the same tax holiday and in 2006 and 2007 is exempt from both federal and local income taxes. Shaanxi Nano’s tax rates for 2008 through 2010 are 15% and 1.5% for federal and local taxes, respectively.

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $30.9 million at December 31, 2007. Those earnings, as well as the investment in the subsidiaries of approximately $58.3 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (“EIT Law”), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions. The Company does not qualify for any of these limited exceptions, and as a result the will be subject to a 25% tax rate beginning January 1, 2010 for the Bangsheng Chemical and Haize Nano subsidiaries and January 1, 2011 for the Shaanxi Nano subsidiary.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Income and other taxes payable consisted of:

	December 31,
	2007	2006
Value added tax	$891,915	$710,981
Income tax	728,255	-
Surtax, insurance, other	683,232	526,199
Total Taxes	$2,303,402	$1,237,180

The provision for income taxes was $2,787,640, $0, and $0 for December 31, 2007, 2006, and 2005, respectively.

Following is a reconciliation of income taxes calculated at the federal and local statutory rates to actual income tax expense:

	For the Years Ended December 31,
	2007	2006	2005
Income tax calculated at statutory federal and
local rates is 30% and 3%, respectively	$9,839,935	$5,783,794	$5,267,615
Benefit of tax holiday	(7,052,295)	(5,783,794)	(5,267,615)
Provision for income taxes	$2,787,640	$-	$-

If the Company had not received the benefit of a tax holiday for the years ended December 31, 2007, 2006 and 2005, the provision for income taxes would have been $9,839,935, $5,783,794 and $5,267,615, respectively, net income after income tax would have been $19,978,050, $11,742,854 and $10,694,856, respectively, and basic and diluted earnings per share would have been $0.37, $0.23 and $0.17.

Deferred taxes with respect to temporary timing differences between carrying amounts of assets and liabilities for financial reporting and amounts used for tax reporting purposes were immaterial.

Shengdatech, Inc. has net operating losses in the United States of approximately $1,485,000 which if are not utilized will begin to expire in 2026. The net operating losses use may be limited due to change in ownership of the Company’s common stock.

NOTE 8 - Commitments and Contingencies

Economic environment - The Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign currency remittance - The majority of the Company’s revenue is earned in the PRC and is denominated in the PRC’s currency of CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Leases - In December 2007 Haize Nano and Bangsheng Chemical entered into three year lease agreements for land, land use rights, buildings and certain equipment from the Lessors. Remaining future minimum lease payments under these agreements total $1,918,500, of which $1,280,785 was for land and buildings and $637,715 was for equipment. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases. The Company incurred rental expense of $843,665, $720,490 and $593,811 during the years ended December 31, 2007, 2006 and 2005, respectively.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Future minimum lease payments under the Company’s lease agreements are as follows:
	For the Years Ended December 31,
	2008	2009	2010	Total
Total minimum lease payments	$639,500	$639,500	$639,500	$1,918,500

NOTE 9 - Related Parties

Receivable from related parties - At December 31, 2007 and 2006, the Company had a receivable of $1,712 and $1,601 from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties - At December 31, 2007, the Company owed related parties $1,064,348 of which $869,179 is for the accrual of rent expense, as explained in Note 8, and $142,739 is due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment. As of December 31, 2007, Shandong Shendgda Chemical Machinery Co. Ltd is no longer a related party due to its sale to an unrelated third party.

At December 31, 2006, the Company owed related parties $3,349,814, of which $1,616,892 was due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment, and $398,457 was due to Shandong Shengda Chemical Machinery Co., Ltd. Those funds were considered retained funds for the installation of property and equipment for performance. In addition, $717,199 was due to Shandong Shengda Technology Co., Ltd for the accrual of rent expense, $156,625 for the accrual of professional fees, and $460,641 for research and development.

On June 30, 2007 the Company purchased certain buildings and land use rights from Shandong ShengdaTechnology Co. Ltd. The purchase price of $5,972,912 exceeded the cost of the assets paid by Shandong Shengda Technology Co. Ltd by $150,725 and, accordingly, this amount was treated as a distribution to Shandong Shengda Technology Co. Ltd. The cost of the building was recorded at $5,727,607 and the land use rights were recorded at $95,428, which represents the historical carrying value to the seller.

On November 20, 2007 the Company purchased a research and development center from Shandong ShengdaTechnology Co. Ltd. The purchase price of $1,637,199 exceeded the cost of the assets paid by Shandong Shengda Technology Co., Ltd by $56,926 and, accordingly, this amount was treated as a distribution to Shandong Shengda Technology Co. Ltd. The cost of the research and development center was recorded at $1,580,321, which represents the historical carrying value to the seller

NOTE 10 - Shareholders’ Equity

Common and preferred shares - In January 2007, the shareholders of the Company amended and restated the Company’s articles of incorporation and thereby: 1) changed the name of the Company from Zeolite Exploration Company to Shengdatech, Inc.; 2) increased the authorized number of shares of common stock to 100,000,000, $0.00001 par value; and 3) authorized the issuance of 10,000,000 shares of preferred stock, $0.00001 par value. The shares of preferred stock may be issued in one or more series and may be granted voting rights, at the discretion of the Company’s board of directors. The accompanying financial statements have been restated for all periods presented for the effects of changes to the articles of incorporation.

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

Distribution - During 2007 and 2006, the Company purchased equipment from select shareholders. The Company recorded the equipment at the cost to the related parties and recorded the excess as a distribution to select shareholders of $207,651 and $971,496, respectively.

Warrants - On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The warrant was exercisable at $2.57 per share through March 31, 2008. The value of the services of $153,619 was recognized as an expense on the date the warrant was issued and was based upon the fair value of the warrant using the Black-Scholes option pricing model. Under the terms of the warrant, the vendor was permitted to pay the exercise price by the Company indirectly repurchasing shares from the vendor at the 30-day average closing price of the Company’s common stock ending three days prior to the exercise date. The vendor exercised the warrant on November 19, 2007 when the 30-day average closing price was $7.54 per share which resulted in the issuance of 106,933 shares of common stock to the vendor. No tax benefit was realized from the exercise of the warrant.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The Company recorded a liability for services provided by a vendor during the year ended December 31, 2007 that will be settled by issuance of a three year warrant to be issued in the first quarter of 2008 . The services were valued based on the warrant’s estimated fair value in the amount of $84,700. The exercise price of the warrant will be $6.80 per share. Under the agreement with the service provider, the Company is committed to issue warrants to purchase 10,000 shares of common stock for services for each of the first three quarters of 2008. The agreement will then continue on a month to month basis until terminated. The agreement can be terminated at any time by either party.

The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Expected Life	3 years	2 years
Expected volatility	72.93%	66.97%
Risk Free interest rate	2.55%	4.82%
Dividend yield	0%	0%

NOTE 11 - Segment Information

The Company operates in the following segments:

Nano-Materials - The Company is engaged in the development, manufacture, and marketing of nano-sized ultra fine Precipitated Calcium Carbonated (NPCC).   Limestone is converted into NPCC by a proprietary production method. The unique chemical and physical attributes make NPCC a valuable functional ingredient in tire products. The Nano-Materials segment includes the operations of the Haize Nano and Shaanxi Haize subsidiaries.

Chemical - The Company is also engaged in the manufacture and sale of ammonia-based products, namely ammonium bicarbonate, liquid ammonia, and methanol. The ammonia-based products are mainly used as chemical fertilizers and raw materials for the production of other chemical products (both organic and inorganic,) including formaldehyde and pesticides.

Certain condensed segment information for the three years ended December 31, 2007, 2006 and 2005 follows:
As of and For the Year Ended December 31, 2007	Chemical	Nano-Materials	Inter-Segment and Reconciling Items	Total
Sale of products	$53,933,120	$46,721,673	$-	$100,654,793
Cost of products sold	39,282,251	26,812,587	-	66,094,838
Selling expenses	90,908	1,680,260	-	1,771,168
General and administrative expenses	1,289,240	1,544,291	399,380	3,232,911
Depreciation and amortization	352,299	1,776,680	-	2,128,980
Segment income	11,828,122	15,601,489	(399,266)	27,030,345
Segment assets	22,248,211	78,692,626	3,101	100,943,938
Expenditures for segment assets	420,102	20,996,132	-	21,416,234

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

As of and For the Year Ended December 31, 2006	Chemical	Nano-Materials	Inter-Segment and Reconciling Items	Total
Sale of products	$50,592,217	$22,007,814	$-	$72,600,031
Cost of products sold	37,924,593	13,297,976	-	51,222,569
Selling expense	79,306	1,181,341	-	1,260,647
General and administrative expense	1,051,119	1,590,355	-	2,641,474
Depreciation and amortization	335,074	696,313	-	1,031,387
Segment income	11,865,994	5,660,654	-	17,526,648
Segment assets	32,420,452	34,608,900	-	67,029,352
Expenditures for segment assets	1,114,735	14,343,183	-	15,457,918

As of and For the Year Ended December 31, 2005	Chemical	Nano-Materials	Inter-Segment and Reconciling Items	Total
Sale of products	$43,985,596	$14,613,733	$-	$58,599,329
Cost of products sold	31,752,100	9,264,339	-	41,016,439
Selling expense	69,264	796,074	-	865,338
General and administrative expense	541,018	426,339	-	967,357
Depreciation and amortization	528,151	550,675	-	1,078,826
Segment income	11,827,016	4,135,455	-	15,962,471
Segment assets	18,691,092	11,266,236	-	29,957,328
Expenditures for segment assets	2,517,152	-	-	2,517,152

NOTE 12 - Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary:

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$22,180,271	$22,680,529	$27,170,790	$28,623,203
Gross Profit	6,974,585	7,664,907	9,660,956	10,259,507
Net Income from continuing operations	5,406,628	6,032,887	7,811,260	7,779,570
Net income per share - basic from continuing operations	0.10	0.11	0.14	0.15
Net income per share - diluted from continuing operations	0.10	0.11	0.14	0.15

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$16,308,211	$14,291,787	$18,818,131	$23,181,902
Gross Profit	4,117,939	4,001,939	5,580,788	7,676,796
Net Income from continuing operations	3,492,859	3,157,860	4,727,588	6,148,341
Net income per share - basic from continuing operations	0.08	0.06	0.09	0.11
Net income per share - diluted from continuing operations	0.08	0.06	0.09	0.11

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$13,290,138	$12,889,931	$17,159,831	$12,259,429
Gross Profit	4,145,533	3,957,707	5,309,213	4,170,437
Net Income from continuing operations	3,671,996	3,304,508	4,857,724	4,128,243
Net income per share - basic from continuing operations	0.08	0.04	0.06	0.07
Net income per share - diluted from continuing operations	0.08	0.04	0.06	0.07

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Basis of presentation

For the purpose of presenting parent company only condensed financial information, the basis used in this presentation assumes the reorganization and the change of the reporting entity had taken place for all periods presented. The investment in the consolidated subsidiaries, which occurred on March 31, 2006, is recorded under the equity method of accounting as prescribed in APB opinion No. 18, “ The Equity Method of Accounting for Investments in Common Stock”. Under PRC laws and regulations, there are restrictions on the Company’s ability to transfer substantially all of its assets out of the PRC, regardless of the form of such transfer (dividends, loans, advances).

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

SHENGADATECH, INC
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$3,102	$10,580
Other receivables	-	136,257
Total Current Assets	3,102	146,837

Investment in unconsolidated subsidiaries	89,255,615	56,982,427

TOTAL ASSETS	$89,258,717	$57,129,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$255,532	$-

Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares
authorized, no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares
authorized, 54,202,036 shares and 54,095,103
shares outstanding, respectively	541	540
Additional paid-in capital	21,616,469	21,824,121
Statutory reserves	5,642,419	3,301,379
Retained earnings	54,877,045	30,187,740
Accumulated other comprehensive income	6,866,711	1,815,484
Total Shareholders' Equity	89,003,185	57,129,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$89,258,717	$57,129,264

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

SHENGDATECH, INC.
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005

Equity in earnings of unconsolidated subsidiaries	$27,429,612	$18,045,364	$15,962,471
Operating Expenses	399,267	518,716	-

Net Income	$27,030,345	$17,526,648	$15,962,471

Earnings Per Share - Basic and Diluted	$0.50	$0.34	$0.25

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

SHENGDATECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$27,030,345	$17,526,648	$15,962,471
Adjustments to reconcile net income to cash used in
operating activities:
Compensation paid with warrants	-	153,619	-
Equity in earnings of unconsolidated subsidiaries	(27,429,612)	(18,045,364)	(15,962,471)
Changes in assets and liabilities:
Accrued expenses	255,532	-	-
Net Cash used in Operating Activities	(143,735)	(365,097)	-

Cash Flows from Investing Activities:
Other receivables	136,257	(136,257)	-
Investment in subsidiaries	-	(13,457,780)	-
Net Cash provided by (used in) Investing Activities	136,257	(13,594,037)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	13,969,714	-
Net Cash provided by Financing Activities	-	13,969,714	-

Net Change in Cash	(7,478)	10,580	-
Cash and Cash Equivalents at Beginning of Period	10,580	-	-
Cash and Cash Equivalents at End of Period	$3,102	$10,580	$-

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-	$-

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGDATECH, INC.

Date: March 17, 2008	By:	/s/ XIANGZHI CHEN
Name: Xiangzhi Chen
Title: Chairman, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangzhi Chen	Chairman, Director and Chief Executive Officer	March 17, 2008
(Xiangzhi Chen)	(Principal Executive Officer)

/s/ Anhui Guo	Director and Chief Financial Officer	March 17, 2008
(Anhui Guo)

/s/ Dongquan Zhang	Director	March 17, 2008
(Dongquan Zhang)

/s/ Carl Mudd	Director	March 17, 2008
(Carl Mudd)

/s/ Sheldon Saidman	Director	March 17, 2008
(Sheldon Saidman)

EXHIBIT INDEX

3.1
Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on May 11, 2001, as amended by Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 13, 2006. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-132906) filed on December 18, 2006

3.2
Certificate of Amendment and Restatement of Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2007 (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No. 333-132906) filed on January 9, 2007.

3.3	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007.

5.1	Opinion of Preston Gates Ellis, LLP (incorporated by reference to Exhibit 5.1 to Registrant’s Registration Statement on Form SB-2 filed on March 31, 2006).

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

10.42
Employment Contract between Shandong Haize Nanomaterials Co., Ltd. and Zhaowei Ma dated as of January 1, 2005 (incorporated by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.43
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

10.45
Employment Contract between Shandong Haize Nanomaterials Co., Ltd. and Xukui Chen dated as of January 1, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

10.46
Financing Agreement between HFG International and Eastern Nanomaterials Pte. Co., Ltd., dated as of September 26, 2005, as amended and upplemented on March 29, 2006 to designate Faith Bloom as the assignee for Eastern Nanomaterials Pte. Co., Ltd. (incorporated by reference to Exhibit 10.46 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

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

16.1	Letter from John Geib, Chartered Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005)

16.2	Letter from Swartz Levitsky Feldman LLP, Chartered Accountants (incorporated by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005)

16.3	Letter from Rotenberg & Co., LLP (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2006)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant’s Registration Statement on Form SB-2 filed on March 31, 2006).

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

*	Filed herewith.

**	Furnished herewith