Form 10-Q
period 2008-03-31
ShengdaTech, Inc.
filed 2008-05-06
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-31937

SHENGDATECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2522031
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Youth Pioneer Park
Tai-an Economic and Technological Development Zone
Tai'an City, Shandong Province 271000
People's Republic of China

(Address of principal executive offices)

Registrant’s telephone number, including area code: (86-538) 856-0668

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares of Common Stock outstanding on April 30, 2008 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$18,379,109	$26,366,568
Trade accounts receivable, less allowance for doubtful accounts of $0	6,694,238	7,889,001
Other receivables	22,505	13,962
Advances to suppliers	8,931	2,249,867
Inventory	1,965,496	1,955,384
Receivable from related parties	1,783	1,712
Total Current Assets	27,072,062	38,476,494

Property and Equipment, net of accumulated depreciation of $7,104,365 and $6,126,393, respectively	88,013,742	62,343,416
Land use rights, net of accumulated amortization of $1,610 and $1,031, respectively	128,647	124,028
TOTAL ASSETS	$115,214,451	$100,943,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$7,566,112	$5,296,530
Other payables and accrued expenses	3,283,613	3,276,473
Income and other taxes payable	3,030,519	2,303,402
Payable to related parties	201,556	1,064,348
Total Current Liabilities	14,081,800	11,940,753
Long-term Payables	838,199	-
Total Liabilities	14,919,999	11,940,753
Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized;54,202,036 shares outstanding	541	541
Additional paid-in capital	21,616,469	21,616,469
Statutory reserves	5,642,419	5,642,419
Retained earnings	62,292,031	54,877,045
Accumulated other comprehensive income	10,742,992	6,866,711
Total Shareholders' Equity	100,294,452	89,003,185
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$115,214,451	$100,943,938

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

Sale of Products	$28,552,904	$22,180,271
Cost of Products Sold	18,489,835	15,205,686

Gross Profit	10,063,069	6,974,585

Operating Expenses:
Selling expense	441,838	484,840
General and administrative expense	729,761	472,091
Total Operating Expenses	1,171,599	956,931

Income from Operations	8,891,470	6,017,654

Other Income (Expense):
Interest income	36,155	67,737
Non-operating (expense) income	(10,060)	-
Net Other Income	26,095	67,737

Income Before Income Taxes	8,917,565	6,085,391
Provision for income taxes	1,502,579	678,763

Net Income	$7,414,986	$5,406,628

Other comprehensive income: foreign currency translation adjustments	3,876,281	585,217
Comprehensive income	$11,291,267	$5,991,845

Earnings Per Share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10
Weighted Average Shares Outstanding:
Basic	54,202,036	54,095,103
Diluted	54,202,036	54,160,423

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$7,414,986	$5,406,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708,363	399,396
Changes in assets and liabilities:
Accounts receivable	1,490,126	635,602
Other receivables	(7,792)	115,839
Advances to suppliers	2,284,527	(3,467,453)
Inventory	69,648	183,709
Trade accounts payable	2,825,851	582,153
Other payables and accrued expenses	(111,919)	(73,987)
Income and other taxes payable	617,865	675,279
Advances from customers	-	(120,635)
Net Cash provided by Operating Activities	15,291,655	4,336,531

Cash Flows from Investing Activities:
Purchase of property and equipment and construction in progress	(23,293,031)	(98,409)
Net Cash used in Investing Activities	(23,293,031)	(98,409)

Cash Flows from Financing Activities:
Changes in related party receivable / payable	(887,635)	(493,739)
Net Cash used in Financing Activities	(887,635)	(493,739)

Effect of Exchange Rate Changes in Cash	901,552	357,626

Net Change in Cash	(7,987,459)	4,102,009
Cash and Cash Equivalents at Beginning of Period	26,366,568	34,684,142
Cash and Cash Equivalents at End of Period	$18,379,109	$38,786,151

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$735,611	$-

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31. 2008
(unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ShengdaTech Inc. and Subsidiaries (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. The subsidiaries consist of Bangsheng Chemical, Shaanxi Haize Nano and Shandong Haize Nano. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed for the year ended December 31, 2008.

These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments (except for the restatement adjustments described below) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Restatement of Financial Statements  – Subsequent to March 2008, the Company realized that the December 31, 2007 consolidated financial statements needed to be revised to correct an overstatement of advances paid to suppliers and an understatement of property and equipment in the amount of $17,186,677. The Company concluded that advances made for production equipment should be treated as construction in progress within property and equipment. This correction was not considered material in accordance with SAB 108 for the year ended December 31, 2007 but is considered significant. As a result, the Company corrected the financial statements for December 31, 2007. The corrected consolidated balance sheet is included in these financial statements. The correction of the December 31, 2007 financial statements had no effect on the previously reported net income. The effects of the restatement were as follows:

	Reported	Restatement	As Restated
Consolidated Balance Sheet as of December 31, 2007
Advances to suppliers	$19,436,544	$(17,186,677)	$2,249,867
Total Current Assets	55,663,171	(17,186,677)	38,476,494
Property and Equipment, net of accumulated depreciation of $6,126,393 and 3,674,605, respectively	45,156,739	17,186,677	62,343,416
TOTAL ASSETS	$100,943,938	$-	$100,943,938

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Advances to suppliers	$(17,767,908)	$17,186,677	$(581,231)
Net Cash provided by Operating Activities	13,760,190	17,186,677	30,946,867
Construction in progress	(2,206,133)	(17,186,677)	(19,392,810)
Net Cash used in Investing Activities	(21,416,234)	(17,186,677)	(38,602,911)
Net Change in Cash	$(8,317,574)	$-	$(8,317,574)

NOTE 2 – Significant Accounting Policies

Basis of Presentation and Translating Financial Statements - The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying condensed consolidated statements of income have been translated using the average exchange rates prevailing during the periods of each statement. See Note 7.

Consolidation - The accompanying condensed consolidated financial statements include the operations and accounts of ShengdaTech and its subsidiaries, referred to herein as “the Company.” In connection with the lease agreements relating to the land, land use rights, buildings, and certain equipment, as described in Note 7, the Company has determined that it is not the primary beneficiary due to the significant other operations and substantial equity of the Lessors and therefore those entities are not consolidated in the Company’s financial statements.

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

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of March 31, 2008 and December 31, 2007.

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

Advances to Suppliers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials. Advances to suppliers were $8,931 and $2,249,867 as of March 31, 2008 and December 31, 2007, respectively. As illustrated in Note 1, December 31, 2007 advances to suppliers was restated by $17,186,667 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of March 31, 2008 and December 31, 2007, respectively.

Long-Term Payables - Long-term payables consist of retention payable due beyond one year to vendors for the purchase of property, plant and equipment that will not be paid until a guarantee period on the property, plant and equipment expires.

Leases - The Company has lease commitments that are accounted for as operating leases under which payments are expensed on a straight-line basis over the periods of the respective leases.

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

Research and product development expenses - Research and product development expenses are included in general and administrative expenses in the statements of income and include researching, developing, and testing of the Company’s products. Research and development expense for the three months ended March 31, 2008 and 2007 was $77,227 and $0, respectively.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. There are no potentially dilutive securities outstanding at March 31, 2008. Fully diluted shares for the three months ended March 31, 2007 includes the dilutive effect of a two-year warrant to purchase 162,285 shares of common stock exercisable at $2.57 per share. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Three Months Ended
	March 31,
	2008	2007

Net income	$7,414,986	$5,406,628
Basic weighted-average common shares outstanding	54,202,036	54,095,103
Effect of dilutive securities:
Warrants	-	65,320
Diluted weighted-average common shares outstanding	54,202,036	54,160,423
Basic earnings per share	$0.14	$0.10
Diluted earnings per share	$0.14	$0.10

Other Comprehensive Income - Other comprehensive income presented in the accompanying condensed consolidated financial statements consists of foreign currency translation adjustments.

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

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

NOTE 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$1,485,860	$1,357,510
Work-in-process	109,231	104,872
Finished goods	370,405	493,002
Total Inventory	$1,965,496	$1,955,384

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
Building	$11,443,524	$10,908,890
Plant, machinery and equipment	39,260,657	37,771,726
Motor vehicle	130,360	125,157
Office equipment	82,681	79,381
Construction in progress	44,200,886	19,584,655
Total property and equipment	95,118,108	68,469,809
Less: accumulated depreciation	(7,104,365)	(6,126,393)
Total property and equipment, net	$88,013,743	$62,343,416

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 30
Motor vehicle	5 - 10
Office equipment	3 -5

Depreciation expense for the three months ended March 31, 2008 and 2007 was $707,838 and $399,396, respectively.

NOTE 5 – Land Use Rights

In August 2007, the company purchased intangible assets consisting of land use rights, which are amortized using the straight line method over their contractual life of 50 years. Amortization expense for the three months ended March 31, 2008 was $525.

NOTE 6 – Income Taxes

To date, the Company has not paid any income taxes in the United States or the British Virgin Islands. The Company’s pre-tax income is comprised primarily from operations in the PRC. Enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%. Effective at the beginning of 2005, the Company’s Bangsheng Chemical and Shandong Haize Nano subsidiaries were granted a “tax holiday” that allows the Company to be exempt from both the federal and local income taxes for the first two profitable years. The “tax holiday” allows the Company to be exempt from 50% of both the federal and local income taxes during the third through the fifth years. The reduced federal and local rates for 2007 through 2009 are 15% and 1.5%, respectively. Effective at the beginning of 2006, the Company’s Shaanxi Nano subsidiary was granted the same tax holiday and in 2006 and 2007 is exempt from both federal and local income taxes. Shaanxi Nano’s tax rates for 2008 through 2010 are 15% and 1.5% for federal and local taxes, respectively.

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $38.4 million at March 31, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $58.3 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (“EIT Law”), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions. The Company does not qualify for any of these limited exceptions, and as a result the Company will be subject to a 25% tax rate beginning January 1, 2010 for the Bangsheng Chemical and Haize Nano subsidiaries and January 1, 2011 for the Shaanxi Nano subsidiary.

NOTE 7 – Commitments and Contingencies

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

Leases - In December 2007, Haize Nano and Bangsheng Chemical entered into three year lease agreements for land, land use rights, buildings and certain equipment from Shandong Shengda Technology Co. Ltd., a related party.

NOTE 8 – Related Parties

Receivable from related parties – At March 31, 2008 and December 31, 2007, the Company had a receivable of $1,783 and $1,712 from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties – At March 31, 2008 the Company owed $201,556 to Shandong Shengda Technology Co. Ltd., related primarily to accrued rent expense. At December 31, 2007, the Company owed related parties $1,064,348 of which $869,179 is for the accrual of rent expense, as explained in Note 7, and $142,739 is due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment.

NOTE 9 - Shareholders’ Equity

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

Warrants – The Company has a contract dated October 1, 2007 under which they have recorded a liability for services provided by a vendor that will be settled by four quarterly issuances of three-year warrants to purchase 10,000 shares of common stock at an exercise price of $6.80 per share. As of March 31, 2008, a total of 20,000 warrants are issuable under the contract. The services provided during the three months ended March 31, 2008 and during the fourth quarter of 2007 were valued based on the warrant’s estimated fair value in the amount of $44,225 and $84,700, respectively. Under the contract with the service provider, the Company is committed to issue additional warrants to purchase 10,000 shares of common stock for services in each of the second and third quarters of 2008. The agreement will then continue on a month to month basis until terminated. The agreement can be terminated at any time by either party.

The fair value of the 20,000 warrants issuable as of March 31, 2008 was calculated using the Black-Scholes option pricing model with the following assumptions:

Expected Life	3 years
Expected volatility	73.61% - 72.93%
Risk Free interest rate	2.05% - 2.55%
Dividend yield	0%

NOTE 10 – Segment Information

The Company operates in the following segments:

NPCC - The Company is engaged in the development, manufacture, and marketing of nano-sized ultra fine Precipitated Calcium Carbonated (NPCC).   Limestone is converted into NPCC by a proprietary production method. The NPCC segment includes the operations of the Shandong Haize Nano and Shaanxi Haize subsidiaries.

Chemical - The Company is also engaged in the manufacture and sale of ammonia-based products, namely ammonium bicarbonate, liquid ammonia, and methanol. The ammonia-based products are mainly used as chemical fertilizers and raw materials for the production of other chemical products (both organic and inorganic,) including formaldehyde and pesticides.

Certain condensed segment information for the three months ended March 31, 2008 and 2007 follows:

As of and For the Three Months Ended March 31, 2008	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$15,128,373	$13,424,531	$-	$28,552,904
Cost of products sold	10,576,923	7,912,912	-	18,489,835
Selling expenses	23,305	418,533	-	441,838
General and administrative expenses	293,955	435,806		729,761
Depreciation and amortization	106,313	602,050	-	708,363
Segment income	3,518,526	3,896,460		7,414,986
Segment assets	19,432,054	95,777,198	5,199	115,214,451
Expenditures for segment assets	-	23,293,031	-	23,293,031

As of and For the Three Months Ended March 31, 2007	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$13,204,871	$8,975,400	$-	$22,180,271
Cost of products sold	9,914,429	5,291,257	-	15,205,686
Selling expense	21,761	463,079	-	484,840
General and administrative expense	157,041	315,050	-	472,091
Depreciation and amortization	89,773	309,623	-	399,396
Segment income	2,635,997	2,770,631	-	5,406,628
Segment assets	35,910,290	37,780,114	-	73,690,404
Expenditures for segment assets	-	98,409	-	98,409

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading and rapidly expanding Chinese manufacturer of specialty additives and chemical products. Our NPCC products are used as functional additives in various products due to their special chemical and physical attributes. We use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries. We also manufacture, market and sell coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine. We market and sell coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.

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

Faith Bloom was organized on November 15, 2005 for the purpose of acquiring from Eastern Nanomaterials Pte. Ltd., a Singapore corporation, all of the capital shares of Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd., which are Chinese corporations engaged in the manufacture, marketing and sales of a variety of NPCC products and coal-based chemicals for use in various applications. On December 31, 2005, Faith Bloom acquired all of the capital shares of Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd.

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly owned subsidiary in Shaanxi, China to run the new NPCC facility in Shaanxi. Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc. Our corporate structure is depicted in the following chart:

Revenue

We derive our revenues from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our revenues are as follows:

▪	manufacturing capacity of NPCC;

▪	breakthroughs of R&D and applications of NPCC;

▪	pricing of our NPCC products;

▪	industry demand; and

▪	exchange rate

Manufacturing Capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 30,000 metric tons to 90,000 metric tons as of December 31, 2006, and to 130,000 metric tons as of September 30, 2007 and to 190,000 metric tons as of April 14, 2008. Sufficient capacity secures a stable supply of NPCC for our customers.

Breakthroughs of R&D and applications of NPCC. In conjunction with Tsinghua University, we successfully completed the development of the membrane-dispersion technology for NPCC production, which was officially granted a patent in November 2007. With the membrane-dispersion patent and the continuing efforts of our R&D department in developing new NPCC products for applications in different industries, we believe that we maintain a leading position in technology for the NPCC market in China and broaden our NPCC customer base.

Pricing of our NPCC products. The pricing of our NPCC products is generally determined by manufacturing costs, overall market demand, competition and, increasingly, costs associated with payments for technology improvements. In addition, the pricing of some of our NPCC products depends on the amount of cost saving that a particular industry or customer can achieve. For example, with respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and PVC with less expensive NPCC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we may reduce the selling price in order to compete with relatively small competitors.

Industry demand. Our business and revenue growth depend on the industry demand of NPCC. The downstream industries we supply are the tire, PVC and PE building materials, paper, rubber, paints and oil ink industries. Given the diversity of demands for our NPCC products, the development of our R&D pipeline and the increasing trend of our supply to customers, we believe that our business has potential for continuing growth.

Exchange rate. Our revenue has been affected by the foreign exchange rate between USD and CNY because the functional currency of our operating subsidiaries in the PRC is CNY while our financial statements have been expressed in USD. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

We sell ammonia-based chemicals, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine, to local farmers and chemical plants located in Shandong and other surrounding provinces. We believe the demand for our coal-based chemicals will remain stable over the next few years. Our chemical factory is located in a residential district and at the present time, we understand that the future zoning of this area will be for residential purpose. We believe that it is very likely that the government will decide to relocate our coal-based chemical business, although we have not received any formal instruction from the government or other regulatory authorities requiring us to relocate. If the government decides to order us to cease operation or relocate, we could be asked to move and relocate within several months, which may significantly harm our coal-based chemical business. Although we are taking steps to identify alternatives for the replacement of volume at risk or to redeploy the business ahead of the government’s action, there is no assurance that our effort will succeed.

Our coal-based chemical business generally experiences a seasonal peak between March and November of each year, when our ammonium bicarbonate is in high demand due to the farming season in northern China. Our revenue from chemical segment during this period of time generally accounts for 70 to 80% of the total coal-based chemical production revenue per year. December to February is typically the least profitable period for our chemicals business, during which the price of our ammonium bicarbonate may drop approximately 6 to 8%.

Cost of Revenue

Cost of revenue for both NPCC and chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of revenues are as follows:

▪	processing technologies for NPCC;

▪	supply and price of limestone;

▪	availability and price of coal;

▪	supply and price of electricity; and

▪	exchange rate

Process technologies for NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our clients. In conjunction with Tsinghua University, we successfully completed the development of a more advanced membrane-dispersion technology, which was officially granted a patent in November 2007. We and Tsinghua University each have a 50% ownership share of the technology; we have the exclusive (100%) right to use the technology. The new membrane-dispersion technology will enable us to produce NPCC in a more efficient and cost effective way.

Supply and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi factory is permitted to mine a high quality limestone mine in China. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. As the mine is 20 kilometers away from our factory, transportation costs are relatively low.

Availability and price of coal. Coal is the key raw material used to produce our coal-based chemicals and is also used in the production of our NPCC products as a key fuel for the calcination of limestone. We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Coal prices have fluctuated in the past few years. The average price of coal was approximately $70 per metric ton in 2004 and increased to approximately $80 per metric ton in 2005 and $90 in 2006. In 2007, it was approximately $98 per metric ton.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC and coal-based chemicals, and, it is currently supplied by the local government. In the past few years, as the government supports supplies to the farming industry, for our coal-based chemicals, we have enjoyed a price discount on electricity of up to 50% of the price of electricity for industrial users. From the second half of 2006, as demand for chemical products increased, the Chinese government increased the price of electricity for the coal-based chemical industry from 0.31 Yuan/kwh to 0.34 Yuan/kwh, while the price of electricity for the NPCC industry remained stable.

Exchange rate. Our cost of revenue has been affected by the foreign exchange rate between USD and CNY because the functional currency of our operating subsidiaries in the PRC is CNY while our financial statements have been expressed in USD. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, and (d) the volume and costs of manufacturing of our products.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Sales and marketing expense consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our sales and marketing expenses to increase in the future as we further increase our sales. In the second quarter of 2007, we lowered the commissions to sales staff from 5% to 3%, as the volume of sales of our NPCC business increased. As a result, we plan to employ more sales staff and pay more commission based on growing sales.

General and administrative expense consists primarily of (a) salaries of general and administrative and R& D personnel, (b) labor union fees, (c) insurance fees, (d) lease for housing and property, (e) expenses related to being a public company and (f) other related overhead. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our principal accounting policies are set forth in detail in Note 2 to our condensed consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements

Basis of Presentation and Translating Financial Statements - The consolidated financial statements included elsewhere in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars (USD). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during the periods of each statement.

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

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied. We sell all products to end-users and recognize revenues when the products are shipped. We have no post-delivery obligations on our products sold.

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

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Advances to Suppliers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials. Advances to suppliers were $8,931 and $2,249,867 as of March 31, 2008 and December 31, 2007, respectively. As illustrated in Note 1, December 31, 2007 advances to suppliers was restated by $17,186,677 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of March 31, 2008 and December 31, 2007, respectively.

Credit Risk -  Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of cash and cash equivalents, trade accounts receivable and other non-trade receivables included in the consolidated balance sheets.

We have cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, our deposits may be at a higher risk of loss.

The carrying amounts of trade accounts receivable and other non-trade receivables included in the consolidated balance sheets represent our exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. We perform ongoing credit evaluations of each customer’s financial condition.

Results of Operations

Comparison for the Quarters ended March 31, 2007 and 2008

Revenue

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
Chemical	13,204,871	59.53	15,128,373	52.98	1,923,502	14.57
NPCC	8,975,400	40.47	13,424,531	47.02	4,449,131	49.57
Total Revenue	22,180,271	100.00	28,552,904	100.00	6,372,633	28.73

The total revenue of our chemical business increased by $1,923,502 or 14.57% in the quarter ended March 31, 2008 compared to the corresponding period of the prior year. The increase was mainly due to : (i) additional revenue of $1,380,719 as a result of the increase of sales of ammonia bicarbonate and ammonia by 3,551 tons and 50.07 tons and increase of prices by $17.53 and $6.59 per ton respectively; (ii) additional $103,247 as a result of the increase of sale price of liquid ammonia by $57.36 per ton and even though the sales decreased by 3,124.27 tons, which is offset by $613,053 as a result of the decrease of sales of melamine by 1,202.99 tons and the decrease of sale price by $26.08 per ton, and by $82,885 from the decreased of sales of ammonium bicarbonate by 177 tons and the decreased sales price by $51.91 per ton; and (iii) additional $1,135,474 due to the change of exchange rate between CNY and USD. The appreciation of CNY increases the translated revenue in USD.

The increase of total revenue from our NPCC business was $4,449,131 or 49.57% in the quarter ended March 31, 2008 compared to the corresponding period of the prior year. The increase was mainly due to (i) $3,704,049 additional revenue from the sale of an extra 10,465 tons as a result of our capacity expansion, and (ii) additional $745,082 due to the change of exchange rate between CNY and USD. The appreciation of CNY increases the translated revenue in USD.

Cost of Revenue and Gross Profit

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount ($)%
Cost of Revenue
Chemical	9,914,429	75.08	10,576,923	69.91	662,494	6.68
NPCC	5,291,257	58.95	7,912,912	58.94	2,621,655	49.55
Total Cost of Revenue	15,205,686	68.56	18,489,835	64.76	3,284,149	21.60

Gross Profit
Chemical	3,290,442	24.92	4,551,450	30.09	1,261,008	38.32
NPCC	3,684,143	41.05	5,511,619	41.06	1,827,476	49.60
Total Gross Profit	6,974,585	31.44	10,063,069	35.24	3,088,484	44.28

The cost of revenue of our chemical business increased by $662,494 or 6.68% in the quarter ended March 31, 2008 compared to the corresponding period of the prior year. The increase was mainly due to an increase of $823,034 due to the change in the exchange rate between CNY and USD as the appreciation of CNY to USD increased the translated cost in USD, which was offset by a $160,540 decrease in cost of revenue due to the decrease in sales volume as a result of the scheduled annual equipment maintenance in February 2008.

The gross margin of our chemical business increased from 24.92% for the first quarter in 2007 to 30.09% for the first quarter in 2008, and gross profit increased $1,261,008 or 38.32% for the following reasons (i) an increase of gross profit by $948,568 as a result of an increase of the average selling price of liquid ammonia, melamine, ammonia bicarbonate and ammonia by $57.36 per ton, $51.91 per ton, $17.53 per ton and $6.59 per ton, respectively and from the decrease of sales rebate offered to customers, which was offset by a decrease of selling price of methanol by $26.08 per ton; and (ii) the appreciation of CNY to USD increased the translated gross profit in USD by $312,440.

The cost of revenue of our NPCC business increased by $2,621,655 or 49.55% in the quarter ended March 31, 2008 compared to the corresponding period of the prior year. This was mainly due to (i) additional $2,182,409 because of increased production volume as a result of NPCC capacity expansion and (ii) additional $439,246 due to the change in the exchange rate between CNY and USD as the appreciation of CNY to USD increased the translated cost of goods sold in USD.

The gross margin of our NPCC business increased from 41.05% for the first quarter in 2007 to 41.06% for the first quarter in 2008, and gross profit increased $1,827,476 or 49.60%. This was mainly due to (i) additional $1,521,640 because of the increase of production volume from NPCC capacity expansion; (ii) additional $305,836 due to the change in the exchange rate between CNY and USD as the appreciation of CNY to USD increased the translated cost of goods sold in USD.

Operating Expenses

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating Expenses
Sales and Marketing	484,840	2.19	441,838	1.55	(43,002)	(8.87)
G&A	472,091	2.13	729,761	2.56	257,670	54.58
Total Operating Expenses	956,931	4.32	1,171,599	4.11	214,668	22.43

Sales and marketing expenses in the quarter ended March 31, 2008 decreased by $43,002 or 8.87% compared to the corresponding period of the prior year. The main reasons were (i)a decrease of sales and marketing expenses as a result of the decrease of sales of methanol by $1,190 (ii)a decrease in sales commission for NPCC from 5% to 3%, which resulted in a decrease of $97,679 in sales commission and (iii) a decrease of office, travel, and accommodation and entertainment expenses by $2,768. These decreases were offset by (i) an increase of salary and social insurance expenses by $9,764; (ii) an increase of NPCC export and other expenses by $8,622; and (iii) an increase of the translated expenses by $40,249 due to the appreciation of CNY to USD

The general and administrative expenses increased by $257,670 or 54.58% in the quarter ended March 31, 2008 as compared to the corresponding period of the prior year. The main reasons were: (i) additional operational fees of $183,304 from the expenses related to NASDAQ compliance, auditors and law firms, and the compensations accrued for our independent directors beginning the second quarter of 2007; (ii) additional R&D expenses of $77,227; (iii) additional office, travel and accommodation and entertainment expenses of $19,538; and (iv) an increase of the translated expenses by $84,142 due to the appreciation of CNY to USD, which was offset by a decrease of salary, and social insurance expenses of $113,200 due to the reduction of temporary workers.

Operating and Other Income

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	6,017,654	27.13	8,891,470	31.14	2,873,816	47.76
Interest Income	67,737	0.31	36,155	0.13	(31,582)	-46.62
Other Expenses			10,060	0.04	10,060	0
Provision For Income Tax	678,763	3.06	1,502,579	5.26	823,816	121.37
Net Profit	5,406,628	24.38	7,414,986	25.97	2,008,358	37.15

Operating income increased by $2,873,816 or 47.76% in the quarter ended by March 31, 2008 compared to the corresponding period of the prior year. This was mainly due to the increase in revenue for $6,372,633 which was offset by an increase of cost of revenue in the amount of $3,284,149 and an increase in operating expenses in the amount of $214,668.

Interest income in the quarter ended by March 31, 2008 decreased by $31,582 or 46.62% as compared to the corresponding period of the prior year. Such decrease was due to the net cash decrease by $12,089,468 for the NPCC capacity expansion.

Due to the continuous appreciation of CNY to USD, there were exchange losses of $10,060 from exporting NPCC products.

In the quarter ended by March 31, 2008, there was an increase in income tax by $823,816 or 121.37% due to the fact that the tax holiday for our Shaanxi facility expired. Under the Chinese tax law, a wholly owned foreign enterprise should pay its income tax at the rate of 16.5% form the third year to the fifth year. We are currently subject to this rate until December 31, 2009.

Liquidity and Capital Resources

	As of December 31, 2007	As of March 31, 2008
	Amount ($)
Cash and cash equivalents	26,366,568	18,379,109
Accounts receivable, net	7,889,001	6,694,238
Working capital	26,535,741	12,990,262

Cash and cash equivalents. Our cash and cash equivalents were held for working capital purposes. As of March 31, 2008, our cash and cash equivalents were $18,379,109 as compared to $26,366,568 as of December 31, 2007, a decrease of $7,987,459. The decrease was mainly due to the expenses related to the purchase of equipment for our new 60,000 tons per year NPCC production line in our Xianyang, Shaanxi facility.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivables turnover in days were 23 days for the first quarter of 2008 and 29 days for the year ended December 31, 2007. We established a credit policy of 90 days in 2007 to qualified NPCC customers and, for coal-based chemicals, the customers made the payments either on the spot or via wire transfer within 20 days. As of December 31, 2007, there was no overdue accounts receivable.

Working capital. Our working capital balance fluctuates from period to period, which was affected by our cash flow from operating activities. Working capital decreased significantly by $13,545,479 from $26,535,741 as of December 31, 2007 to $12,990,262 as of March 31, 2008 due to the expenditure on the expansion of our NPCC business in Xianyang, Shaanxi Province.

	For the three months ended March 31, 2007	For the three months ended March 31, 2008
	Amount ($)
Net Cash provided by operating activities	4,336,531	15,291,655
Net Cash used in investing activities	98,409	23,293,031
Net Cash used in financing activities	493,739	887,635

Cash flows from operating activities. Net cash provided by operating activities totaled $15,291,655 for the three months ended March 31, 2008, an increase of $10,955,124 compared to $4,336,531 for the corresponding period of the prior year. The increase was mainly attributable to an increase of net income by $2,008,358, an increase of depreciation by $308,967, and an increase of net assets by $8,637,799 resulting from our capacity expansion in Xianyang, Shaanxi Province.

Cash flows from investing activities. Net cash used in investing activities for the three months ended March 31, 2008 totaled $23,293,031, an increase of $23,194,622 compared with $98,409 used in corresponding period of the prior year, which was primarily due to the purchase of equipment for the new production lines in the Xianyang, Shaanxi facility.

Cash flows from financing activities. Net cash used in financing activities for the three months ended March 31, 2008 totaled $887,635, an increase of $393,896 compared with $493,739 used in the corresponding period of the prior year, which was mainly comprised of the payment of rent to related parties.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recently Enacted Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

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

Foreign Exchange Risk. Although the conversion of the CNY is highly regulated in the PRC, the value of the CNY against the value of the U.S. dollar (or any other currency) nonetheless may fluctuate and be affected by, among other things, changes in the political and economic conditions in the PRC. Under the currency policy in effect in the PRC today, the CNY is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. The PRC is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the CNY could appreciate or depreciate against the U.S. dollar.

The functional currency of our operating subsidiaries in the PRC is CNY; however, the accompanying financial statements have been expressed in USD. The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during the periods of each statement.

Fluctuations in exchange rates may affect our financial results reported in USD terms without giving effect to any underlying change in our business or results of operations.

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the CNY for our operations, appreciation of the CNY against the USD would have an adverse effect on the CNY amount that we receive from the conversion. Conversely, if we decide to convert our CNY into USD for the purpose of making payments for dividends on our Shares or for other business purposes, appreciation of the USD against the CNY would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash and cash equivalents as of December 31, 2007, a 1.0% appreciation of the CNY against the U.S. dollar will result in an estimated increase of approximately $266,000 in our total amount of cash and cash equivalents, and a 1.0% appreciation of the USD against the CNY will result in a decrease of approximately $261,000 in our total amount of cash and cash equivalents.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. As of December 31, 2007, we had no short-term or long-term borrowings. If we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.8% in 2005, 2.8% in 2006, and 6.5% in 2007. In addition, in March 2008, the rate of inflation in China was 8.3%. Higher inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

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

(b) Management’s quarterly report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

☐	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

☐
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

☐
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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of March 31, 2008. Based on that assessment the Company believes that, at March 31, 2008, its internal control over financial reporting was effective.

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. As a result, the trading price of the notes and our shares may decline, and you might lose part or all of your investment.

Risks Related To Our Business and Operations

We may not be able to maintain our lead in NPCC technology. At present, we are the largest manufacturer of NPCC products in China in terms of production capacity. Our competitive edge depends heavily on the new technology employed in our NPCC manufacturing process. We adopted the ultra gravity precipitation technology in the manufacturing process in our Tai’an facility. In our new facility in Shaanxi, we employ the membrane-dispersion technology co-developed and co-owned with Tsinghua University. We currently have the exclusive right to use this technology. At this time, other than maintaining our own R&D center in Shanghai, we are not working in partnership with any universities or research institutions. The growth of our business and development of new technology may require that we seek external collaborative partners for research and development. We cannot assure you that we will be able to enter into agreements with collaborative partners on terms acceptable to us, if any at all. In addition, if more advanced technology is developed for the manufacturing of NPCC by our competitors, we may lose our competitive advantage and our results of operations may be adversely affected.

Our NPCC products have limited application. We may not be able to increase the market for our NPCC products. Presently, our existing NPCC products are used as functional additives for tires, PVC building materials, oil ink, paint, latex, adhesives, paper and PE. Our products, therefore, depend heavily on a limited number of industries. Our growth potential may be limited if we cannot expand the markets for our existing NPCC products or develop new products for other industries. Although we have increased our research and development efforts to expand the range of applications of our NPCC products, there is no assurance that we will succeed in our efforts.

We may not be able to continue to produce high-quality NPCC products, which may negatively impact our business. We believe that our NPCC products are in demand because of their high quality. We maintain a full set of quality control standard procedures and expect our employees to strictly comply with these procedures. We also apply a distribution control system in the process of production. If the quality of any of our products deteriorates due to any reason such as the failure to implement our quality control and distribution control systems, delays in shipments, cancellations of orders or customer returns and complaints, then harm to our reputation could occur as a result. In addition, we purchase raw materials such as limestone and modification agents from third-party suppliers. We may be unable to exercise the same degree of quality control over these third-party production facilities as we can over our own facilities. Any quality problems associated with the raw materials produced by these third-party producers or suspension of the supply of high-quality raw materials may adversely affect our reputation and cause a decrease in sales of our products and a loss of market share.

Our NPCC business depends significantly on the tire industry. If the composition of tires changes and we fail to develop formulas that are applicable to the new composition, our NPCC business could be harmed. In 2007, our NPCC business derived approximately 46% of revenues from sales to tire manufacturers. If these customers cease or decrease their orders of NPCC products from us, our NPCC business could be adversely affected. In addition, our modified NPCC products can be used in tire production to obtain desired properties since the current tire composition allows for calcium carbonate as an additive. If the composition of tires changes in the future, modified NPPC products may not be compatible with the change. As a result, our NPCC business could be adversely affected.

We may be required to relocate our coal-based chemical production facility. Our coal-based chemical plant is located very close to residential and commercial properties. At the present time, although we have not yet received any formal instruction or order from the government, we understand that the future zoning of the area where our coal-based chemical plant is located is designated for residential purposes and believe that there is a high likelihood that the government will decide to relocate our coal-based chemical plant. If the government decides to order us to cease operation or relocate, we could be asked to move and relocate in several months and our coal-based chemical business could be significantly harmed. The relocation could also require additional capital expenditure. Although we are taking steps to identify alternatives for the replacement of the business volume at risk or to relocate the plant ahead of any governmental action, there is no assurance that we will succeed.

Our revenues from coal-based chemical products depend heavily on government policies. If the government changes its policies, our revenues and profit from our coal-based chemical products could decrease significantly. To boost the income of millions of Chinese farmers and enhance China’s national security, the Chinese government has instituted policies that encourage farmers in China to increase their production of grains by limiting the price of ammonium fertilizers while at the same time providing the fertilizer industry some relief, including capping the price of raw materials, providing for preferential pricing for electricity and exempting value added tax. Our coal-based chemical manufacturing business is able to purchase electricity at approximately 50% lower than standard commercial electricity price. Currently, our coal-based chemical manufacturing business benefits from the existing preferential policies. If the Chinese government changes the policies currently in place that compensate our loss from price controls or incentives, our revenues and profit from our coal-based chemical manufacturing business could suffer.

Our coal-based chemical manufacturing business involves the controlled use of potentially harmful and hazardous materials and chemicals. Our chemical manufacturing process produces exhaust gas and waste water which may pollute the environment. If an accident occurs in our chemical plant, toxic gas and other pollutants could leak and cause serious pollution problems and we may become liable to pay damages or fines or undertake other liabilities under the Environmental Protection Law of the PRC, the Safety Administration Regulations for Hazardous Chemicals and other relevant rules and regulations. Moreover, most of our chemical products are flammable, explosive, and hazardous, and pose a threat to the health and safety of our employees and residents around our facility, and if any accident occurs during manufacturing or transportation, we may be subject to significant monetary damages and fines or suspension of our business operations.

The Chinese government is tightening its environmental laws and strengthening its enforcement, which could adversely affect our coal-based chemical manufacturing business. With increased environmental awareness among Chinese citizens, the Chinese government is beginning to tighten environmental laws and regulations including adopting new laws and regulations such as Urban and Rural Planning Law and Regulation on National General Survey of Pollution Sources, amending existing laws and regulations such as Law of the PRC on the Prevention and Control of Water Pollution. Some of these laws and regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the discharge of solid or liquid wastes and gases. Recently, the Chinese government has stepped up its enforcement efforts due to the occurrence of several significant environmental disasters. Although we have not been cited for any environmental violations by the government, we cannot assure you that we will not be cited in the future given the changed regulatory environment. If we fail to comply with the PRC environmental protection laws and regulations or if any new or revised environmental laws and regulations are promulgated, we may have to increase capital investments to build or upgrade environmental protection facilities or incur the risk of being subject to fines, and, in either scenario, our business, results of operations and prospects may be adversely affected.

Our business, financial condition and operating results depend on our customers’ future success with their products, which may fail to achieve the results we and our customers expect. Currently, we supply the tire, PVC building materials, oil ink, paint, latex, adhesive, paper and PE industries with our NPCC products. The potential for growth and success of our NPCC business largely depends on our customers’ future success in their products. If our customers are not successful in developing their products, their demand for our NPCC products may decrease and our NPCC business may be adversely impacted as a result.

The sales cycle for our products is difficult to predict, which may make it difficult to plan our expenses and forecast our operating results and could have an adverse effect on our financial results and share price. If our sales cycle lengthens, our quarterly operating results may become less predictable and may fluctuate more widely than in the past. Due to the relatively large size of some orders, a delayed sale could have a material adverse effect on our quarterly revenue and operating results. If our projected revenue does not meet our expectations, we are likely to experience a shortfall in our operating profit relative to our expectations. As a result, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and that you should not rely on them as an indication for future performance. It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock will likely decrease.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations. Any change in accounting standards or practices could have a significant effect on our operating results and may also affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud. We are subject to reporting obligations under the U.S. securities laws. Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, we are required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company may place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

In January 2007, our consolidated financial statements were restated to correct an overstatement of revenues and selling expenses for the years ended December 31, 2003, 2004, and 2005. Also, our December 31, 2003 consolidated financial statements were restated to correct an overstatement of general and administrative expenses and an understatement of cost of sales and selling expenses. Our restatements of our prior consolidated financial statements may have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions. We are unable to predict what action, if any, the SEC or other regulatory bodies may pursue or what consequences such an action may have on us. We are also unable to predict the likelihood of or potential outcomes from litigation, other regulatory proceedings or government enforcement actions, if any, relating to the need to restate our historical consolidated financial statements. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

Although the restatements we have made did not result in material changes to our previously reported revenues and profits, we cannot assure you that our financial statements will not be restated in a way that causes material changes to our reported revenues and profits in the future.

Our independent auditor has advised our management and Board of Directors that there were significant deficiencies in our internal control over financial reporting as of December 31, 2007. The identified significant deficiencies relate to lack of disclosure regarding changes in equity, specifically relating to the issuance of shares from the exercise of a stock warrant, for which we have adopted policies and procedures that have remedied this deficiency, and misclassification in the balance sheet of advances to suppliers relating to construction in progress. Our auditor does not consider either significant deficiency, either alone or in the aggregate, to constitute a material weakness. Management believes that should additional deficiencies occur, a potential misapplication of generally accepted accounting principles or potential misstatement in our financial statements could occur. Enhancing our internal controls will continue as we grow and development of systems of internal control that might be deemed necessary can and will result in increased costs to us.

If a recession were to occur, it would likely materially and adversely affect our business. Many economists are now predicting that the United States and, possibly, the global economy, may enter into a recession as a result of the credit crisis and a variety of other factors. If a recession were to occur, the demand for the products of our customers would likely experience a decline. For example the production of PVC building materials by our customers might fall due to a weaker real estate market in China caused by the recession. As a result, if a recession were to occur, it would likely have a material adverse effect upon our business, operating results and financial conditions.

We may not be able to successfully carry out our strategic acquisition and investment strategy. Our future success depends in part on our ability to make strategic acquisitions and investments and failure to do so could have a material adverse effect on our market penetration and revenue growth. We, therefore, intend to make strategic acquisitions and investments in our industry. We cannot assure you however that we will be able to successfully make such strategic acquisitions and investments that will prove to be effective for our business due to certain uncertainties such as delay in obtaining required governmental approvals for making such strategic acquisitions.

Strategic acquisitions and investments could subject us to a number of risks, including risks associated with shared proprietary information and loss of control of operations that are material to our business. Moreover, strategic acquisitions and investments may be expensive to implement and subject us to the risk of non-performance by a counterparty, which may in turn lead to monetary losses that materially and adversely affect our business. Strategic acquisition and investment could also divert our management’s attention as well as other resources away from our core business. Finally, a full integration of the acquired companies into our business may also prove to be difficult, which may hinder or delay our planned growth.

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position. The prices for the raw materials that we use in the manufacture of our NPCC and coal-based chemical products are subject to market forces largely beyond our control, including, among other things, the prices of coal and limestone. Both our NPCC and coal-based chemical businesses use coal as a raw material. In the last few years, coal prices have fluctuated substantially. In the last three years, the highest anthracite price was $107 and the lowest price was $87.8. Coal accounts for approximately 14% and 44% of the costs of our NPCC products and coal-based chemical products, respectively. In the past two years, the prices of limestone, another key raw material in our NPCC business, have fluctuated widely and the highest limestone price was $8.93 and the lowest price was $4.16. In March 2008, the price of limestone purchased for our Tai’an NPCC production facility increased from $6.06 in February 2008 to $8.93. In 2007, limestone accounted for 4.14% of the cost of our NPCC products. The price for coal and limestone may continue to increase in the future due to the rapid development of the Chinese economy. If the price for coal and limestone increases in the future, our profit margin could decrease considerably.

We are dependent on our suppliers for key materials such as coal and limestone. Coal and limestone are the key raw materials for our business. We purchase coal and limestone from suppliers as we do not mine coal or limestone. Currently, we purchase limestone from 5 suppliers and anthracite coal from 7 suppliers for our coal-based chemical business and 8 suppliers for our NPCC business. We may experience a shortage or interruption in the supply of these raw materials in the future and if any such shortage or interruption occurs, our production capabilities and results of operations could be materially adversely affected.

We rely on two suppliers for modification agent, which is one of our principal raw materials. If we cannot secure this raw material from these suppliers, our business may be adversely affected. Currently, we purchase our supply of modification agent used in NPCC production exclusively from two suppliers. If these two suppliers are unwilling or unable to provide us with the modification agent we require in sufficient quantities and at acceptable prices, we would have to resort to our research and development center or alternative suppliers for modification agent supply. We cannot assure you that our research and development center would be able to make modification agent in a timely manner and in sufficient quantities or if alternative suppliers would be able to provide modification agent at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could adversely affect our business operations.

We extend relatively long payment terms for accounts receivable for our NPCC business. If any of our customers fails to pay us, our business may be adversely affected as a result. As is customary in our industry in China, we extend relatively long payment terms to our customers of up to 90 days. As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations from operating cash flow. Also, if our customers place large orders for our products, requiring fast delivery, our inventory and working capital may be impacted. If our customers experience sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms. The failure of our customers to pay us in a timely manner would negatively affect our working capital, which could in turn adversely affect our cash flow, revenues and operating results in subsequent periods.

Growth of our business may put added pressure on our management and operational infrastructure and we may not be able to meet increased demand for our NPCC products, adversely affecting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	the continued acceptance of our NPCC products by the tire, PVC building materials and other industries;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the cost associated with such growth, which is difficult to quantify, but could be significant;

•	rapid technological change; and

•	the highly competitive nature of the NPCC industry.

If we are successful in obtaining rapid market growth of our NPCC products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting any such increased demand will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we produce products. Such demands would require more capital and working capital than we currently have available. We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support our future growth.

Our business depends substantially on the continuing efforts of our executive officers, research personnel and other key personnel, and our business may be severely disrupted if we lose their services. We depend on key members of our management team, research personnel and other key personnel. We do not maintain key employee insurance. If one or more of our executive officers and other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. Each of our executive officers, key research personnel and marketing managers has either entered into a confidentiality and non-competition agreement with us or is subject to confidentiality and non-competition obligations under their employment agreements with us. However, if any disputes arise between our executive officers, key research personnel and marketing managers and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, the extent to which any of these agreements could be enforced in China, where all of our executive officers reside and hold substantially all of their assets. See “— Risks Related to Doing Business in China — Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.”

We have difficulties attracting highly-trained personnel, and our business may be harmed as a result. Our business is located in a small city where there are few institutions of higher learning. Our business, however, requires well-trained technical and engineering personnel. Experienced personnel typically tend to be concentrated in major metropolitan areas and may be unwilling to relocate to a small city. If we are not able to recruit the necessary experienced personnel, we could have a shortage of skilled workers and may not be able to adequately support the rapid expansion of our business.

Our business depends on our ability to protect our intellectual property effectively. If any of our patents are not protected or any of our trade secrets are divulged, our business prospects may be harmed. The success of our business depends in substantial measure on the legal protection of the patents which we are licensed to use and co-own with Tsinghua University in China and other proprietary rights in technology we hold. We hold licensed patents in China and co-own a patent. We cannot assure you that our procedures adequately monitor the infringements of our intellectual property rights, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property in China where it may be difficult to enforce the law to protect our proprietary rights as compared to the laws of the United States. The validity and breadth of claims in patents and trade secrets involve complex legal and factual issues and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors from the use of such intellectual propriety or may not provide a competitive advantage to us. In addition, patents that are licensed to us or that have been issued to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed, or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

We claim proprietary rights in various unpatented technologies, know-how, and trade secrets relating to products and manufacturing processes. We protect our proprietary rights in our products and operation through know-how and trade secrets, especially where we believe patent protection is not appropriate or obtainable. Trade secrets, however, are difficult to protect. While we use reasonable efforts to protect our trade secrets, such as nondisclosure agreements, our employees and research partners may unintentionally or willfully disclose our information to competitors. In addition, nondisclosure agreements may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. For example, NPCC products are differently formulated for different applications. The formulas are maintained as trade secrets and are revealed only to a small number of technical and management personnel. In particular, our trade secrets provide us with a competitive edge in the tire industry, of which only a very few other NPCC manufacturers have successfully entered. If any of our trade secrets are divulged, we could lose our competitive edge in the tire and other industries. In addition, if our competitors independently develop information that is equivalent to our trade secrets, it will be more difficult for us to enforce our rights and our business could be harmed.

We may have difficulties in enforcing our intellectual property rights through litigation. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial conditions.

We, our suppliers and our customers are vulnerable to natural disasters which could severely disrupt the normal operation of our business and adversely affect our business, financial condition and operating results. We operate multiple facilities and source products from companies that operate facilities, which may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, and heavy rains, technical disruptions such as electricity or infrastructure breakdowns, computer outages and electronic viruses. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. Such natural disasters also may make it difficult or impossible for our employees to reach our business locations. Damage or destruction that interrupts our provision of products could adversely affect our reputation, our relationships with clients, or cause us to incur substantial additional expenditure to repair or replace damaged equipment or facilities. We may also be liable to our customers for disruption in service resulting from such damage or destruction. Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various materials essential for the manufacturing of our products or result in shortage of our products. If we are unable to procure an adequate supply of raw materials that are required to manufacture our products, our revenue and operating results would be adversely affected.

Risks Related To Our Industry

China’s commitments to the World Trade Organization may intensify competition. In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution businesses and reducing customs duties. As a result, foreign manufacturers may ship their NPCC products into or establish manufacturing facilities in China. Competition from foreign companies may reduce our revenue and profit margins, adversely affecting our business.

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share. In China, the chemical industry is undergoing increasing regulations as environmental awareness increases in China and our coal-based chemical manufacturing facilities are subject to various pollution control laws and regulations which include Environmental Protection Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, Implementation Rules of the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on the Prevention and Control of Air Pollution, Safety Administration Regulations for Hazardous Chemicals, the Law of the PRC on the Prevention and Control of Solid Waste Pollution, and the Law of the PRC on the Prevention and Control of Noise Pollution. The trend is that the Chinese government toughens its regulations and penalties for violations of environmental regulations. New regulatory actions are constantly changing our industry. Although we believe we have complied with applicable government regulations in all material aspects, there is no assurance that we will be able to do so in the future.

If we cannot compete successfully for market share against other NPCC product companies, we may not achieve sufficient product revenues, and our business could suffer. The market for our products is characterized by intense competition and rapid technological advances. Our products compete with a multitude of products developed, manufactured and marketed by others and we expect competition from new market entrants in the future. We believe that the principal competitive factors in the markets for our products are manufacturing capacity, quality of products, price, research and development capability, and customer base.

Risks Related To Doing Business In China

Changes in China’s political or economic situation could harm our business and our operational results. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are:

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

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly and their interpretation and enforcement involves uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we conduct our business activities. China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, work safety, labor protection, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we hold in Chinese properties.

A slowdown or other adverse developments in the economy of the PRC may materially and adversely affect our customers, demand for our products and our business. All of our operations are conducted in the PRC. Although the economy of the PRC has grown significantly in recent years, we cannot assure you that such growth will continue. In the first quarter of 2008, China’s gross domestic product or GDP growth slowed to 10.6% from 11.7% in the same period in 2007. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.8% in 2005, 2.8% in 2006, and 6.5% in 2007. In addition, in March 2008, the rate of inflation in China was 8.3%. Expansion and inflation have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Higher inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the end market for our products. In addition, due to the tightening of credit, we may have difficulties in securing funding from financial institutions in China, which could adversely affect our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The majority of our revenues will be settled in CNY and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in CNY to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the CNY for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of CNY for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the CNY.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and CNY. The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and CNY, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into CNY for our operational needs and should the CNY appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. If we decide to convert our CNY into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the CNY, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

We may not be able to distribute our assets upon liquidation. Our assets are predominately located inside China. Under the laws governing foreign investment enterprises in China, dividend distribution and liquidation are allowed but subject to certain procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of liquidation.

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us. State Administration for Foreign Exchange or SAFE issued a circular in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the circular as an “offshore special purpose company.” PRC domestic residents who are shareholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident shareholders are also required to amend their registrations with the local SAFE branch in certain circumstances. We are aware that our PRC domestic resident shareholders subject to the SAFE registration requirement have registered with the Shandong SAFE branch and amended their registration upon the share exchange between us and Faith Bloom Limited. We cannot provide any assurances that all of our shareholders who are PRC residents have made all required amendments and will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or limit our PRC subsidiaries’ ability to obtain foreign-exchange-dominated loans.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In December 2006, the People’s Bank of China promulgated the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, setting forth the respective requirements for foreign exchange transactions by PRC individuals under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Individual Foreign Exchange Rules, which, among other things, specified approval requirements for certain capital account transactions such as a PRC individuals’ participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC individuals who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC agent or a PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our PRC employees who might be granted stock options are subject to the Stock Option Rule. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

We may be treated as a resident enterprise for PRC tax purposes the Enterprise Income Tax Law and its implementing rules which became effective on January 1, 2008, which may subject us to PRC income tax for any dividends we receive from our subsidiaries and PRC income tax withholding for any dividends we pay to our non-PRC shareholders. Under the Enterprise Income Tax Law of People’s Republic of China or the EIT law and its implementation rules, all domestic and foreign investment companies in China will be subject to a uniform enterprise income tax at the rate of 25% and dividends from PRC subsidiaries to their foreign shareholders will be subject to a withholding tax a rate of 10%, if the foreign investors are considered as non-resident enterprise without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Moreover, under the EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC are treated as resident enterprises for PRC tax purposes. Under the Implementation Rules of Enterprise Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the business, personnel, accounts and properties of an enterprise. All of our management is currently based in China; we may be considered a PRC resident enterprise.

If the PRC tax authorities determine that our company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Our business benefits from certain PRC government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our results of operations. In accordance with the former PRC Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises and the related implementing rules, and as approved by the relevant tax authorities, currently, our PRC subsidiaries are subject to an effective enterprise income tax rate of 15% and a local income tax rate of 1.5%. Under these approvals issued by tax authorities, Shandong Haize Nanomaterials Co., Ltd. and Shandong Bangsheng Chemical Co., Ltd. were exempted from enterprise tax for 2005 and 2006 and were taxed at a reduced rate of 16.5% in 2007 and would be taxed at such reduced rate from 2008 to 2009; and Shaanxi Haize Nanomaterials Co., Ltd. was exempted from enterprise tax for 2006 and 2007 and would be taxed at a reduced rate of 16.5% from 2008 to 2010. As these tax incentives expire, our PRC subsidiaries income tax rate will increase significantly, and any increase of our PRC subsidiaries’ income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

The EIT law provides a unified enterprise tax rate of 25% and unified tax deductions standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises such as our PRC subsidiaries. The EIT law also provides a five-year transition period starting from its effective date of those enterprises which were established prior to March 16, 2007. On December 26, 2007, the State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives, or Circular 39. Pursuant to Circular 39, foreign invested enterprises established prior to March 16, 2007 and eligible for preferential tax treatment, such as our PRC subsidiaries, will continue to enjoy the preferential tax treatment in the manner and during the period as former laws and administrative regulations provided until such period expires. The unified income tax rate of 25% will be applied to our PRC subsidiaries after the expiration of the above-mentioned period of preferential tax treatment. While the EIT law equalizes the tax rates for foreign invested enterprises and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to those classified as high technology companies enjoying special support from the state. We can not assure you that our PRC subsidiaries who currently enjoyed their respective tax holidays will continue to qualify for any preferential tax treatment after transitional period provided by the EIT law, which could result in a decrease in our profits. Any increase in our effective tax rate as a result of the above may adversely affect our operating results.

Our subsidiaries in China are subject to restrictions on dividend payments and making other payments to us or any other affiliated company. We are primarily a holding company and do not conduct any business operations other than our holding of the equity interests in China. As a result, we rely on dividends, consulting and other fees paid to us by our subsidiaries in China. Our ability to pay dividends and meet our obligations is partially dependent upon receiving such payments from our subsidiaries in China. PRC regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside at least 10% of their after-tax profits, if any, each year according to Chinese accounting standards and regulations to fund certain reserve funds, unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. Furthermore, our subsidiaries are required to allocate portions of their respective after-tax profits to their enterprise expansion funds and staff welfare and bonus funds at the discretion of their boards of directors or equivalent governing bodies.

PRC regulations of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds we receive from a financing to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business. As an offshore holding company of our PRC subsidiaries, we may make loans to our PRC subsidiaries or make additional capital contributions to our PRC subsidiaries using the proceeds from a financing. Any loans to our PRC subsidiaries are subject to approval by relevant governmental authorities in China. We may also decide to finance our subsidiaries by means of capital contributions. According to the relevant PRC regulations on foreign-invested enterprises in China, depending on the amount of total investment, capital contributions to foreign-invested enterprises in China are subject to approval by the PRC Ministry of Commerce or its local branches. We may not obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. If our PRC subsidiaries fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on its business. Under PRC laws, our PRC subsidiaries are obligated to withhold and pay individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. Our PRC subsidiaries may be subject to certain sanctions and other liabilities under PRC laws in case of failure to withhold and pay individual income taxes for their employees in accordance with the applicable laws.

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

Risks Related to the Notes and Shares of Our Common Stock

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

We do not intend to pay cash dividends in the near future. We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the near future. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends.

We will incur increased costs as a result of changes in laws and regulations relating to corporate governance matters. As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by The Nasdaq Global Select Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

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

Future issuances of shares or equity-related securities may depress the trading price of our shares. Any issuance of equity securities after a financing could dilute the interests of our existing shareholders and could substantially decrease the trading price of our shares. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity and to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Sales of a substantial number of shares or other equity-related securities in the public market could depress the market price of our shares, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our shares or other equity-related securities would have on the market price of our shares.

The market price for our shares may be volatile. The market price of our shares experienced, and may continue to experience, significant volatility. For the period from May 24, 2007 to March 31, 2008, the trading price of our shares on the Nasdaq Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$ 3.95 per share to a high of US$ 15.57 per share.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

Our articles of incorporation contain anti-takeover provisions that could have a material adverse effect on the rights of holders of our shares. Our articles of incorporation contain provisions that could discourage, delay or prevent a merger, acquisition or other change of control of our company or changes in our board of directors that our stockholders might consider favorable, including transactions in which you might receive a premium for your shares. For example, our board of directors has the authority to create and issue, without prior stockholder approval, preferred stock that may have rights senior to those of our common stock and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our shares, thereby depressing the market price of our shares. Stockholders who wish to participate in these transactions may not have the opportunity to do so. In addition, we are subject to the provisions of Chapter 78 of the Nevada Revised Statutes, which may prohibit certain business combinations with stockholders owning 10% or more of our outstanding voting stock. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

You may have difficulty enforcing judgments obtained against us. Substantially all of our assets are located outside of the United States. Substantially all of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In addition, it is uncertain whether such PRC courts would be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

SHENGDATECH, INC.

Date: May 6, 2008	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: May 6, 2008	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)