Form 10-K/A
period 2007-12-31
ShengdaTech, Inc.
filed 2008-05-14
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 initially filed with the Securities and Exchanged Commission on March 17, 2008 is being filed to correct some financial data and explanations including Management’s Discussion and Analysis of Financial Condition and Results of Operations and to restate the Consolidated Financial Statements.

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

We deliver our chemical products directly to our customers, including manufacturers and distributors of agrochemicals. We operate sales liaison offices in three major cities in China mainly for the sale and marketing of our NPCC products. The majority of our income is generated from the sale of our NPCC products for the tire and PVC building materials industries and coal-based chemicals for the use of agriculture and other chemical manufacturers. Our current growth strategy includes expanding our production capacity to meet demand, increasing our product line, intensifying our research and development efforts to gain advantages in cost and quality and increasing our marketing effort both domestically and abroad.

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

•
Superior Research and Development Capability. Our company owns the only exclusive NPCC development and research lab in China. It is located in Pudong, Shanghai and its excellent working environment has attracted intelligent and excellent NPCC researchers and scholars. Now there are thirteen Research and Development staff working in this lab with one professor, one senior engineer, five masters and six doctorates. They engaged primarily in furthering NPCC related technologies. We believe that our development and research team will enable us to obtain more technological improvements, which will allow us to offer cost-effective and high-quality NPCC products.

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

We continuously focus on the production of high-quality and low-cost products, and on increasing our sales volume of our NPCC products. We may also acquire existing coal-based chemical businesses that will provide us with a strong cash flow or enter into new coal-based chemical projects that will provide strategic advantages

Our efforts to participate in the tire market and the market for PVC building material products have been relatively successful so far. We have launched new products for water-based paints and generated sales. In the future, we plan to launch new NPCC products for water based paints and enter into new markets, such as polypropylene, polyethylene and silicon adhesive. We have received positive results in the paper industry. We expect growth in high-end NPCC products for such markets will increase our profitability with a corresponding increase in enterprise value.

We take pride in our quality control. We have established quality assurance systems for our NPCC products from purchases to sales. Our NPCC products passed ISO 9001 in 2003 and won accolades such as “Shandong Top Brand” in the fourth quarter of 2006. Our new products are in the ISO 9001 certification process. We are seeking to continuously improve our production systems and processes and to meet the latest requirements of ISO 9001 (Version 2000).

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

Our Research and Development Efforts

We currently have 13 staff members on our research and development team. Among them, six hold a PhD degree, five hold a masters degree. Most of our research and development staff have been working in this field for more than four years. Mr. Zhude Xu, our Director of research and development, graduated from University of Southern California with a Ph.D. in Chemistry and now serves as a professor at Zhejiang University - ranked as No. 3 among universities in China. He is leading the effort to develop and improve proprietary technology for chemical modification in NPCC products. This new technology can be used to modify the property of a specific NPCC product to fit a particular end product and in addition, improve the property of such end product, and much progress has been made in the applications in paper, PE and asphalt. With this new technology, tires, PVC building materials, paints, adhesives and paper of equal or better quality can be made at a lower cost.

Our research and development activities can be described as a three-stage process. During the first stage, we apply surface coating agents to NPCC according to different pre-designed formulas for comparative studies. The modified NPCC is tested for mass, size, oil absorbance and other traits to determine if it displays the appropriate features. During the second stage, about two kilograms of NPCC product is produced with lab equipment using a formula selected at the first stage. The NPCC product produced is applied to an end product such as tire, paint or ink. The end product is then tested for a set of properties and other parameters to see if they meet expectations. If the formula is successful at the second stage, it will be further tested. During the third stage, several tons of the NPCC product is manufactured at the NPCC facility using the formula that passed the second test and is sent to potential customers for an industrial scale test. Our research and development staff is dispatched to such customers’ sites to assist with the test.

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

In addition, we have adopted advanced new technology used exclusively for our processing system in our new Xianyang, Shanxxi facility, including micro-mix reactors. These improvements not only reduce production costs, but also enable us to further diversify our product lines. We haven’t fully expensed our budget of $9 million for establishing research and development centers in Beijing, Shanghai and Tsingdao, mainly because we purchased a Research and Development building with a total investment of $2.5 million. This center is able to meet our current Research and Development demand; therefore, we terminated our research and development cooperation with Tsinghua University and Qingdao University of Technology. We believe we can better attract senior research personnel at a reasonable cost. At present, the13 Research and Development staff in the center are devoted to our research and development efforts. The center will be a base for training research and technical personnel and developing proprietary technologies.

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

Our marketing efforts have made us one of the leading suppliers of NPCC products in China. We are also a major supplier of coal based chemicals in Tai’an City. All of our products are sold in local and regional markets including Shandong province and several provinces in northern China. Presently, our main method of selling our coal-based chemical products is direct marketing supplemented with indirect marketing. Our coal-based chemical products are sold directly to manufacturers and farmers. Our NPCC products are sold and marketed by our sales and marketing staff. We are actively expanding our NPCC marketing network into other parts of China. We have established sales offices in multiple locations in China including Shanghai, Xian, and Dongying. We also intend to expand into the international market for NPCC products. We have sold a small amount of our products for latex and PE to NPCC customers in Singapore, Thailand, Korea, Malaysia and India. Additionally, our products are being tested by customers in North America.

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

Our Major Customers

We have customers in the Shandong province and other parts of northern China. Some of our NPCC customers are large-scale manufacturers of tires or PVC building materials. Our coal based chemical customers are mainly located in Shandong. We have long-term relationships with most of our customers. Our major customers, based on sales revenue over (5%) as of December 31, 2007, were as follows:

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

Our Employees

As of December 31, 2007, we employed 1,276full-time employees with 440 in Shandong Haize Nano-materials Co., Ltd., 315 in Shaanxi Haize Nano-materials Co., Ltd. and 521 in the chemical division. Of our total employees, 9% are management personnel and 3% are sales staff members.   We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

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

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments.  We are required to contribute to the program at the rates ranging from 4% to 15% of the average monthly salary.  In addition,   we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to as much as 30% or more of the average employees’ monthly salary. We have purchased social insurance for all of our employees. Social insurance expenses were approximately $302,864 and $393,520 for fiscal year 2006 and 2007, respectively.

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

ITEM 2. Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently lease from our affiliate Shandong Shengda Technology, which has land use rights to approximately 123,936 square meters of land consisting of manufacturing facilities, employee quarters, warehouses and office buildings in Taian City, China. We also own approximately 251,285 square meters land in Xianyang, Shanxxi, consisting of manufacturing facilities, employee quarters, warehouses, kitchen and office buildings. These constitute the basis of our operations as a manufacturer of NPCC products and coal based chemicals.

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

	Year Ended December 31,
	2005	2006	2007
Consolidated Statement of Operations Data:
Sale of products
Chemical	$43,985,596	$50,592,217	$53,933,120
NPCC	14,613,733	22,007,814	46,721,673
Total sale of products	58,599,329	72,600,031	100,654,793

Cost of products sold
Chemical	31,752,100	37,924,593	39,282,251
NPCC	9,264,339	13,297,976	26,812,587
Total cost of products sold	41,016,439	51,222,569	66,094,838
Gross profit	17,582,890	21,377,462	34,559,955
Operating expenses
Selling expense	865,338	1,260,647	1,771,168
General & administrative expense	967,357	2,641,474	3,232,911
Total operating expenses	1,832,695	3,902,121	5,004,079
Income from operations	15,750,195	17,475,341	29,555,876
Non-operating (expenses) income	129,665	(89,068)	(12,094)
Interest income	82,611	140,375	274,203

Income before provision for income taxes	15,962,471	17,526,648	29,817,985
Provision for income taxes	—	—	2,787,640
Net Income	$15,962,471	$17,526,648	$27,030,345
Basic and diluted earnings per share	$0.25	$0.34	$.50
Basic weighted-average shares outstanding	64,455,210	51,900,641	54,107,408
Diluted weighted-average shares outstanding	64,455,210	52,022,801	54,188,410

	As of December 31,
	2005	2006	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,749,300	$34,684,142	$26,366,568
Trade accounts receivable	3,929,082	5,588,675	7,889,001
Advances to suppliers	262,591	872,289	19,436,544
Inventory	1,478,510	2,151,613	1,955,384
Receivable from related parties	943,308	1,601	1,712
Total current assets	21,337,652	43,455,672	55,663,171
Property and equipment, net	8,579,676	23,479,725	45,156,739
Total assets	29,957,328	67,029,351	100,943,938
Total current liabilities	5,184,740	9,900,088	11,940,753
Total shareholder's equity	24,772,588	57,129,264	89,003,185

Item 7. management’s discussion and analysis of financial condition and results of operation

 Overview

We are a leading and fast growing Chinese manufacturer of specialty additives and coal-based chemical products. Our NPCC products are used as functional additives in various products due to their special chemical and physical attributes. We use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries. We also manufacture, market and sell coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine. We market and sell coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.

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

Faith Bloom was organized on November 15, 2005 for the purpose of acquiring from Eastern Nanomaterials Pte. Ltd., a Singapore corporation, all of the capital shares of Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd., which are Chinese corporations engaged in the manufacture, marketing and sales of a variety of NPCC products and coal -based chemicals for use in various applications. On December 31, 2005, Faith Bloom acquired all of the capital shares of Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd.

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

Sale of Products

We derive our sale of products from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our sale of products are as follows:

manufacturing capacity of NPCC;
breakthroughs of Research and Development and applications of NPCC;
pricing of our NPCC products;
industry demand; and
exchange rate

Manufacturing Capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 30,000 metric tons as of December 31, 2003 to 90,000 metric tons as of December 31, 2006, and to 130,000 metric tons as of September 30, 2007 and to current 190,000 metric tons. Sufficient capacity secures a stable supply of NPCC for our customers.

Breakthroughs of Research and Development and applications of NPCC. In conjunction with Tsinghua University, we successfully completed the development of the membrane-dispersion technology for NPCC production, which was officially granted a patent in November 2007. With the membrane-dispersion patent and the continuing efforts of our Research and Development department in developing new NPCC products for applications in different industries, we believe that we maintain a leading position in technology for the NPCC market in China.

Pricing of our NPCC products. The pricing of our NPCC products is generally determined by manufacturing costs, overall market demand, competition and, increasingly, costs associated with technology. In addition, the pricing of some of our NPCC products depends on the amount of cost saving that a particular industry or customer can achieve. For example, with respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and silicon dioxide with less expensive NPCC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we may reduce the selling price in order to compete with relatively small competitors.

Industry demand. Our business and revenue growth depend on the industry demand of NPCC. The downstream industries we supply are the tire, PVC and PE building materials, paper, rubber, paints and oil ink industries. Given the diverse application of our NPCC products and the development of our Research and Development pipeline to cater to new end markets, we believe that our business has potential for continued growth.

Exchange rate. Our revenue has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

Revenues from our coal-based chemical business are derived from sale of ammonia-based chemicals, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine, to local farmers and chemical plants located in Shandong and other surrounding provinces. Our coal-based chemical business has remained relatively stable for the past few years. Our chemical factory is located in a residential district and at the present time, we understand that the future zoning of this area will be for residential purpose. We believe that it is very likely that the government will decide to relocate our coal-based chemical business, although we have not received any formal notice from the government or other regulatory authorities requiring us to relocate. If the government decides to order us to relocate, we could be required to move and relocate within several months of receiving a notice. We are taking steps to identify alternatives to redeploy the business ahead of the government’s action which include either (i) an acquisition of a chemical plant or (ii) a strategic location in one of the industrial parks near our current coal-based chemical plant. We would expect that either of these options will accommodate the existing coal-based chemical production capacity although the move to a new facility will require approximately two months which will impact our coal based chemical business. We also believe that the local government of the Tai'an City, where our coal-based chemical plant is currently located, will offer us some financial assistance or compensation if and when they require us to relocate the plant.

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

Our coal-based chemical business generally experiences a seasonal peak between March and November of each year, when our ammonium bicarbonate is in high demand due to the farming season in northern China. For example, our revenue from coal-based chemical segment during this period of time during 2007 accounted for 78% of the total coal-based chemical production revenue for the year ended December 31, 2007. December to February is typically the low season for our coal-based chemicals business, during which the price of our ammonium bicarbonate may drop approximately 6 to 8%.

Cost of Products Sold

Cost of products sold for both NPCC and coal-based chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of revenues are as follows:

processing technologies for NPCC;
supply and price of limestone;
availability and price of coal;
supply and price of electricity; and foreign exchange rates

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

Supply and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi facility is in proximity to a high quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us.

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

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC and coal-based chemicals, and, it is currently supplied by the local government. In the past few years, as the government supports supplies to the farming industry, for our coal-based chemicals, we have enjoyed a price discount on electricity of up to a 50% of the price of electricity for industrial users. From the second half of 2006, as demand for coal-based chemical products increased, the Chinese government increased the price of electricity for the coal-based chemical industry from $0.044/kwh to $0.486/kwh, while the price of electricity for the NPCC industry remained unchanged.

Exchange rate. Our cost of revenue has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

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

General and administrative expense consists primarily of (a) salaries of administrative and R& D personnel, (b) labor union fees, (c) insurance fees, (d) lease payments for housing and property, (e) expenses related to being a public company and (f) other related overhead. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our principal accounting policies are set forth in detail in Note 2 to our condensed consolidated financial statements included elsewhere in this offering memorandum. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements

Basis of Presentation and Translating Financial Statements - The consolidated financial statements included elsewhere in this offering memorandum have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (RMB); however, the accompanying financial statements have been expressed in United States Dollars (USD). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

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

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other non-trade receivables, advances to suppliers, receivables from related parties, trade accounts payable, other payables and accrued expenses, advances from customers, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Advances to Suppliers - As is the common practice in the PRC, we will often pay advance payments to suppliers for materials. Advances to suppliers were $2,249,867 and $872,289 as of December 31, 2007 and 2006, respectively. Advances to suppliers as of December 31, 2007 was restated by $17,186,677 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of December 31, 2007 and 2006, respectively.

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

Results of Operations

Comparison for the Years ended December 31, 2006 and 2007

Sale of Products

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Sale of products
Chemical	50,592,217	69.69	53,933,120	53.58	3,340,903	6.60
NPCC	22,007,814	30.31	46,721,673	46.42	24,713,859	112.30
Total sale of products	72,600,031	100.00	100,654,793	100.00	28,054,762	38.64

The sale of products of our coal-based chemical business increased by $3,340,903 or 6.60% for the year ended December 31, 2007 compared to the prior year. The increase was mainly due to (i) additional $5,204,542 from an increase in sales of liquid ammonia and melamine by 12,802 tons and 625 tons, respectively, and an increase in average sales price per ton of $12.77 and $49.51, respectively, which was offset by $1,772,508 from the decrease in sales of ammonium carbonate by 49,625 tons; (ii) a decrease of $74,558 from the sale of surplus heat from our production process to the heat supply department of the local government. The increase of sales for some coal-based chemical products and the decrease of sales for other coal-based chemical products were caused by the adjustment of our product mix due to market conditions. For example, from December to February, the demand for our ammonium bicarbonate may be weaker than during other periods while the demand for methanol might be stronger than during other periods.

The increase of total revenue from our NPCC business (nano material) was $24,713,859 or 112.30% for the year ended December 31, 2007 compared to the prior year. The increase was mainly due to (i) $22,579,161 additional revenue from an increase in sales of 65,845 tons as a result of our capacity expansion (ii) additional $2,134,698 due to the change in the exchange rate between RMB and USD as the appreciation of RMB to USD increased the translated revenue in USD.

Cost of Products Sold and Gross Profit

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Segment Revenue	Amount ($)	% of Segment Revenue	Amount ($)	(%)
Cost of products sold
Chemical	37,924,593	74.96	39,282,251	72.84	1,357,658	3.58
NPCC	13,297,976	60.42	26,812,587	57.39	13,514,611	101.63
Total Cost of Revenue	51,222,569	70.55	66,094,838	65.66	14,872,269	29.03

Gross Profit
Chemical	12,667,624	25.04	14,650,869	27.16	1,983,245	15.66
NPCC	8,709,838	39.58	19,909,086	42.61	11,199,248	128.58
Total Gross Profit	21,377,462	29.45	34, 559,955	34.34	13,182,493	61.67

The cost of products sold for our coal-based chemical business increased by $1,357,658 or 3.58% for the year ended December 31, 2007 compared to the prior year. The increase was mainly due to reduction of $1,006,450 from a sales volume decrease of methanol and ammonium bicarbonate as a result of products mix adjustments; and an increase of $2,568,195 due from a sales volume increase of liquid ammonia of 12,802 tons.

The cost of products sold of our NPCC business increased by $13,514,611 or 101.63% for the year ended December 31, 2007 compared to the prior year. This was mainly due to additional $13,985,596 because of increased production volume as a result of NPCC capacity expansion in Shaanxi.

Our gross margin of NPCC increased from 39.58% to 42.61%. This was mainly due to the gross profit margin increase of $11,199,248 or 128.58% because of the introduction of new technology and the expansion of capacity with lower cost of raw materials at our new factory in Shaanxi.

Operating Expenses

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Expenses
Selling Expense	1,260,647	1.74	1,771,168	1.76	510,521	40.50
General and Administration Expense	2,641,474	3.64	3,232,911	3.21	591,437	22.39
Total Operating Expenses	3,902,121	5.38	5,004,079	4.97	1,101,958	28.24

Selling expenses increased by $510,521or 40.50% for the year ended December 31, 2007 compared to the prior year. The main reasons were sales commission increased $451,950 as a result of the increase of sales; and increased salary and insurance expense of $57.841.

The general and administrative expenses increased by $591,437 or 22.39% for the year ended December 31, 2007 compared to the prior year. The main reasons were: (i) an increase of $630,939 in expenses related to consulting fees for compliance with Sarbanes-Oxley Regulations (SOX 404) and other consulting fees; (ii) an increase of $138,201 in Research and Development Center depreciation; and (iii) an increase of $26,547 in salary as a result of staff increase; which were offset by a decrease of $265,535 in technology testing and Research and Development fee as well as office, business and entertainment fee. The decrease of technology testing and Research and Development fee was due primarily to that our Shaanxi NPCC facility employs the membrane-dispersion technology co-owned by us the Tsinghua University and ceased to pay ultra gravity technology license fees to the licensor.

Income from Operations and Other Income

	For the Year Ended December 31,
	2006		2007		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Income from Operations	17,475,341	24.07	29,555,876	29.36	12,080,535	69.13
Interest Income	140,375	0.19	274,203	0.27	133,828	95.34
Non-operating Expense	(89,068)	(0.12)	(12,094)	(0.01)	76,974	(86.42)
Income Before Income Taxes	17,526,648	24.14	29,817,985	29.62	12,291,337	70.13

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

Non-operating expenses for the year ended December 31, 2007 decreased by $76,974, mainly because of less finance fees paid to banks and no loss from disposition of damaged and outdated equipment being incurred in 2007.

Comparison for the Years ended December 31, 2005 and 2006

Sale of Products

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Sale of products
Chemical	43,985,596	75.06	50,592,217	69.69	6,606,621	15.02
Nano	14,613,733	24.94	22,007,814	30.31	7,394,081	50.60
Total Sale of products	58,599,329	100.00	72,600,031	100.00	14,000,702	23.89

Total Sale of products

The total sale of products of our coal-based chemical business increased by $6,606,621 or 15.02% in 2006 compared to the prior year. The increase was mainly due to : (i) additional revenue of $1,283,214 from increased sales of methanol of 2,782 tons and the increased sale price of $13.56 per ton; (ii) $3,586,746 from increased sales of liquid ammonia of 14,233 tons and the increase sale price of $4.08 per ton; and (iii) $4,074,239 from the increased sales of melamine by 4,169 tons and the increased sale price of $24.36 per ton, respectively, which is offset by the decreased sales of ammonium bicarbonate of 10,242 tons and the decreased price of $5.36 per ton resulting in decreased revenue of $2,196,576. The difference in sales was caused by the adjustment of our product mix due to market conditions.

The increase of total sale of products from our NPCC business was $7,394,081 or 50.60% in 2006 compared to the prior year. The increase was mainly due to additional revenue of $7,398,551 from increased sales of 18,626 tons of NPCC, which was primarily a result of our capacity expansion in Shaanxi, which was offset by the decreased average price of $0.24 per ton which resulted in a decrease of $4,470. The decreased price of these products resulted from the company’s decision to partially pass thru to customers’ savings in manufacturing costs from the combination of the introduction of new technology and lower cost of raw material in our new factory.

Cost of Products Sold and Gross Profit

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Segment Revenue	Amount($)	% of Segment Revenue	Amount ($)%
Cost of Products Sold
Chemical	31,752,100	72.19	37,924,593	74.96	6,172,493	19.44
NPCC	9,264,339	63.39	13,297,976	60.42	4,033,637	43.54
Total Cost of Products Sold	41,016,439	69.99	51,222,569	70.55	10,206,130	24.88

Gross Profit
Chemical	12,233,496	27.81	12,667,624	25.04	434,128	3.55
NPCC	5,349,394	36.61	8,709,838	39.58	3,360,444	62.82
Total Gross Profit	17,582,890	30.01	21,377,462	29.45	3,794,572	21.58

The cost of products sold of our chemical business increased by $6,172,493 or 19.44% in 2006 compared to the prior year. The increase was mainly due to: the adjustment of product mix resulting in an increase in cost of revenue of $3,062,669 and an increase in sales of melamine of 4,169 tons which resulted in an increase of $3,111,177. Included in these increases are an increase in the unit cost of coal, by $1.90 per ton, which resulted in an increase in the amount of $1,176,057, and the increase in electricity cost of $0.004 per kwh, which resulted in an increase in the amount of $967,391.

The gross margin of our coal-based chemical business declined from 27.81% to 25.04% and gross profit increased by $434,128 or 3.55%.

The cost of products sold of our NPCC business increased by $4,033,637 or 43.54% in 2006 compared to the prior year. This was mainly due to: (i) the cost of products sold increased by $3,929,430 from capacity expansion; (ii) the remaining increase was primarily due to the increase in the price of electricity and raw material.

Our gross margin of our NPCC business increased from 36.61% to 39.58%. This was mainly due to the unit cost of our products decreasing as a result of the introduction of new technology and the expanding of capacity and lower cost of raw materials at our new factory. As a result, the gross profit increased by $3,360,444 or 62.82% compared to the prior year.

Operating Expenses

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating Expenses
Selling Expense	865,338	1.48	1,260,647	1.74	395,309	45.68
General and Administrative Expense	967,357	1.65	2,641,474	3.64	1,674,117	173.06
Total Operating Expenses	1,832,695	3.13	3,902,121	5.38	2,069,426	112.92

Selling expenses in 2006 increased by $395,309 or 45.68% compared to the prior year, primarily caused by an increase in sales commissions of $402,389, which is off set by the decrease of employees’ salary and social insurance expenses of $7,080.

The general and administrative expenses increased by $1,674,117 or 173.06% in 2006 compared to the prior year. The main reasons were: (i) the $236,795 increase as Research and Development fee; (ii) salary of the employees increased by $90,304 due to the expansion of the production capacity; (iii) expenses of $1,049,982 from being a public company; and (iv) value of warrant granted as the service compensation was $153,619; (v) social insurance expenses increase of $63,778 from increase of employee numbers and other expenses increase of $79,639, such as office expenses and entertainment expenses.

Income from Operations and Other Income

	For the Year Ended December 31,
	2005		2006		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	15,750,195	26.88	17,475,341	24.07	1,725,146	10.95
Interest Income	82,611	0.14	140,375	0.19	57,764	69.92
Non-Operating
(Expenses) Income	129,665	0.22	(89,068)	(0.12)	(218,733)	(168.69)

Income Before Income Taxes	15,962,471	27.24	17,526,648	24.14	1,564,177	9.80

Income from operations increased by $1,725,146 or 10.95% in 2006 compared to the prior year. This was mainly due to increased revenues of $14,000,702 which was offset by an increase of cost of revenue in the amount of $10,206,130 and an increase in operating expenses in the amount of $2,069,426.

Interest income in 2006 increased by $57,764 or 69.92%. Such increase was due to the fact that more cash was on deposit at our banks.

In 2006, there was $197,635 of income from the sale of surplus heat from our production process to the heat supply department of the local government which was included in revenue in 2006 and recorded in the other income in 2005.

Non-operating expenses totaled $89,068 in 2006 and primarily consisted of exchange loss in the amount of $72,909 and an additional expenditure for the disposition of damaged and outdated equipment in the amount of $16,159.

Liquidity and Capital Resources

	As of and for the Years ended December 31,
	2006	2007
	Amount ($)
Cash and Cash Equivalents	34,684,142	26,366,568
Trade Accounts Receivable	5,588,676	7,889,001
Working Capital	33,555,584	26,535,741
Cash Provided by Operating Activities	21,663,512	30,946,867
Cash Used in Investing Activities	(15,457,918)	(38,602,911)
Cash Provided by (used in) Financing Activities	16,880,395	(2,623,555

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

Trade accounts receivable. Our trade accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivables turnover in days were 24 days in 2007, 2006 and 2005. We established credit policy of 90 days in 2007 to qualified NPCC customers and, for coal-based chemicals, our customers made the payments either upon delivery or via wire transfer within 20 days. As of December 31, 2007, there was no overdue receivable.

Working capital. Our working capital balance fluctuates from period to period, which is affected by our cash flow from operating activities. Working capital increased significantly over 2005 to 2006; there was a decrease of the working capital balance over 2006 to 2007 due to the rapid expansion of our business.

Cash flows from operating activities. Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, impairment of property and plant and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2007 was $30,946,847, consisting of $27,030,345 of net income, $2,128,980 of depreciation and amortization, $1,845 from disposal of fixed assets, $(2,276,183) from increase of receivables, $330,614 from decrease of inventories, and $3,371,266 from increase of payables.

Cash provided by operating activities for the year ended December 31, 2006 was $21,663,512 and consisted of $17,526,648 of net income and $1,031,387 of depreciation, $16,377 from disposal of fixed assets, $153,619 from warrants payment, $1,815,785 from decrease of receivables; $(611,842) from increase of inventories; and $1,731,538 from increase of payables.

Cash provided by operating activities for the year ended December 31, 2005 was $17,293,288 and consisted of $15,962,471 of net income, $1,009,577 of depreciation and $69,249 of amortization,$(329,974) from increase of receivables; $(179,322) from increase of inventories; and $761,287 from increase of payables.

Cash flows from investing activities. Net cash used in investing activities ended December 31, 2007 was $38,602,911 of which $120,083 was for purchasing of land use right, $19,090,018 for purchasing of new equipment, and $19,392,810 for construction in our Shaanxi Province Plant NPCC capacity expansion.

Net cash used in investing activities ended December 31, 2006 was $15,457,918, of which $15,365,898 was for the new equipment purchase and $92,020 for construction in our Shaanxi Province Plant NPCC capacity expansion.

Net cash used in investing activities ended December 31, 2005 was $2,517,152, mainly for new machinery and equipment purchased for our chemical Plant.

Cash flows from financing activities. Net cash used in financing activities ended December 31, 2007 was $2,623,555, consisting of $207,651 in payments to ex-stockholders for our restructuring (there will be no such payment in the future), and $2,415,904 in payments to related parties described in the notes to the consolidated financial statements included elsewhere in this offering memorandum.

Net cash provided by financing activities ended December 31, 2006 was $16,880,395, consisting of an increase of $13,969,714 from a private offering, an increase of $3,882,177 from a loan offered by related parties, and a decrease of $971,496 for payment to ex-stockholders for the restructure.

Net cash used in financing activities ended December 31, 2005 was $14,574,841; consisting of $7,822,477 payment to ex-shareholders for restructuring purpose, $1,570,946 loan to related parties, and $5,181,418 in payments of principal and interest for short term loan.

Contractual Obligations And Contingent Liabilities

	As of December 31, 2007	Less than one Year	1-3 Years		3-5 Years	More than 5 Years

Capital Lease for Equipments, Building and Lands Obligations	$—	$—	$		$—	$—
Trade Account Payable	5,296,530	5,296,530		—	—	—
Other Payable	3,276,473	3,276,473		—	—	—
Income and Other Taxes Payable	2,303,402	2,303,402		—	—	—
Payable to Related Parties	1,064,348	1,064,348		—	—	—

Total	$11,940,753	$11,940,753		$—	$—	$—

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

Item 8. Financial Statements And Supplementary Data

Our consolidated financial statements and related notes are contained on pages F-1 to F-24 of this report.

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

Mr. Xiqing Xu has been Vice President, Technology since March 2007. Mr. Xu is responsible for the management of the Research and Development Center. From 2004 to October 2006, he was the general manager of Shandong Bangsheng Chemical Co. Ltd. From 2002 to June 2004, he was the general manager of Shandong Haize Nano-Materials Co. Ltd.

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

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in this Annual Report on Form 10-K commencing on the page numbers specified below:

(2) Financial Statement Schedules

None

(3) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the effects of correcting the classification of property and equipment acquisition costs as of December 31, 2007.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 14, 2008, except for Note 1 regarding the restatement of financial statements, as to which the date is April 11, 2008

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$26,366,568	$34,684,142
Trade accounts receivable, less allowance for doubtful accounts of $0	7,889,001	5,588,676
Other receivables	13,962	157,352
Advances to suppliers	2,249,867	872,289
Inventory	1,955,384	2,151,612
Receivable from related parties	1,712	1,601
Total Current Assets	38,476,494	43,455,672

Property and Equipment, net of accumulated depreciation of $6,126,393 and 3,674,605, respectively	62,343,416	23,573,680
Land use rights, net of accumulated amortization of $1,031 and $0, respectively	124,028	-
TOTAL ASSETS	$100,943,938	$67,029,352

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$5,296,530	$2,957,413
Other payables and accrued expenses	3,276,473	2,235,758
Income and other taxes payable	2,303,402	1,237,180
Advances from customers	-	119,923
Payable to related parties	1,064,348	3,349,814
Total Current Liabilities	11,940,753	9,900,088
Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized; 54,202,036 and 54,095,103 shares outstanding, respectively	541	540
Additional paid-in capital	21,616,469	21,824,121
Statutory reserves	5,642,419	3,301,379
Retained earnings	54,877,045	30,187,740
Accumulated other comprehensive income	6,866,711	1,815,484
Total Shareholders' Equity	89,003,185	57,129,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$100,943,938	$67,029,352

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

See the Accompanying Notes to the Consolidated Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$27,030,345	$17,526,648	$15,962,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,128,980	1,031,387	1,078,826
Loss on disposal of property, plant and equipment	1,845	16,377	-
Compensation paid with warrants	-	153,619	-
Changes in assets and liabilities:
Accounts receivable	(1,839,452)	(1,635,713)	(71,541)
Other receivables	144,500	4,040,220	-
Advances to suppliers	(581,231)	(588,722)	(258,433)
Inventory	330,614	(611,842)	(179,322)
Trade accounts payable	2,306,124	1,468,602	(662,437)
Other payables and accrued expenses	606,185	230,538	238,137
Income and other taxes payable	942,034	(85,055)	1,261,756
Advances from customers	(123,077)	117,453	(76,169)
Net Cash provided by Operating Activities	30,946,867	21,663,512	17,293,288

Cash Flows from Investing Activities:
Purchase of property and equipment	(19,090,018)	(15,365,898)	(2,517,152)
Construction in progress	(19,392,810)	(92,020)	-
Purchase of land use rights	(120,083)	-	-
Net Cash used in Investing Activities	(38,602,911)	(15,457,918)	(2,517,152)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	13,969,714	-
Changes in related party receivable / payable	(2,415,904)	3,882,177	(1,570,946)
Distribution to shareholder	(207,651)	(971,496)	(7,822,477)
Other non-trade receivables	-	-	(5,181,418)
Net Cash (used in) provided by Financing Activities	(2,623,555)	16,880,395	(14,574,841)

Effect of Exchange Rate Changes in Cash	1,962,025	848,853	138,154

Net Change in Cash	(8,317,574)	23,934,842	339,409
Cash and Cash Equivalents at Beginning of Period	34,684,142	10,749,300	10,409,891
Cash and Cash Equivalents at End of Period	$26,366,568	$34,684,142	$10,749,300

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$2,108,043	$872,156	$3,485,546

Schedule of Non-cash Investing and Financing Activities:
Distribution paid by owner directly to investors	$-	$-	$5,164,922
Non-cash capital investment into Eastern Nano by the investors	-	-	8,609,846
Shares issued for net assets of Shengdatech, Inc.	-	63,509	-
Non-cash Distribution to Shareholders:
Other non-trade receivables	$-	$-	$(301,111)
Land and building	-	-	(5,821,565)
Intangible assets	-	-	(7,795,486)
Liability incurred	-	-	(1,343,442)
	$-	$-	$(15,261,604)

See the Accompanying Notes to the Consolidated Financial Statements

NOTE 1 – Organization and Nature of Operations

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

Restatement of Financial Statements  – During March 2008, the Company realized that the December 31, 2007 consolidated financial statements needed to be revised to correct an overstatement of advances paid to suppliers and an understatement of property and equipment in the amount of $17,186,677. The Company concluded that advances made for production equipment should be treated as construction in progress within property and equipment. The correction of these balances had no effect on the previously reported net income. The effects of the restatements were as follows:

	As Previously Reported	Effect of Restatement	As Restated
Consolidated Balance Sheet As of December 31, 2007
Advances to suppliers	$19,436,544	$(17,186,677)	$2,249,867
Total Current Assets	55,663,171	(17,186,677)	38,476,494
Property and Equipment	45,156,739	17,186,677	62,343,416
TOTAL ASSETS	100,943,938	-	100,943,938

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Advances to suppliers	$(17,767,908)	$17,186,677	$(581,231)
Net Cash provided by Operating Activities	13,760,190	17,186,677	30,946,867
Construction in progress	(2,206,133)	(17,186,677)	(19,392,810)
Net Cash used in Investing Activities	(21,416,234)	(17,186,677)	(38,602,911)
Net Change in Cash	(8,317,574)	-	(8,317,574)

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials, property, and equipment, or receive advance payments from customers. Advances to suppliers were $2,249,867 and $872,289 as of December 31, 2007 and 2006, respectively. Advances from customers were $0 and $119,923 as of December 31, 2007 and 2006, respectively. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of December 31, 2007 and 2006.

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

NOTE 3 – Inventory

Inventory consisted of the following:

	December 31,
	2007	2006
Raw materials	$1,357,510	$1,679,938
Work-in-process	104,872	219,885
Finished goods	493,002	251,789
Total Inventory	$1,955,384	$2,151,612

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
Building	$10,908,890	$1,854,717
Plant, machinery and equipment	37,771,726	25,106,521
Motor vehicle	125,157	108,851
Office equipment	79,381	84,241
Construction in progress	19,584,655	93,955
Total property and equipment	68,469,809	27,248,285
Less: accumulated depreciation	(6,126,393)	(3,674,605)
Total property and equipment, net	$62,343,416	$23,573,680

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 17
Motor vehicle	5 - 10
Office equipment	3 -5

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $2,127,990, $1,031,387 and $1,009,577, respectively.

The increase in property and equipment for 2007 was primarily due to the purchase of equipment for $10,142,990 to increase the NPCC production capacity of the Shaanxi plant by an additional 40,000 tons, the construction of the NPCC factory expansion in Shaanxi for $11,813,649, the construction in progress related to the further increase of the NPCC production capacity of the Shaanxi plant by an additional 60,000 tons for $17,186,677 and the purchase of the research and development center for $1,580,321 from a related party which is further described in Note 9.

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

NOTE 6 – Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following:

	December 31,
	2007	2006
Utility payment	$1,473,374	$1,228,884
Accrued payroll	416,826	423,280
Other payables	1,386,273	583,594
Total Other Payables and Accrued Expenses	$3,276,473	$2,235,758

NOTE 7 – Income Taxes

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

NOTE 8 – Commitments and Contingencies

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

NOTE 9 – Related Parties

Receivable from related parties – At December 31, 2007 and 2006, the Company had a receivable of $1,712 and $1,601 from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties – At December 31, 2007, the Company owed related parties $1,064,348 of which $869,179 is for the accrual of rent expense, as explained in Note 8, and $142,739 is due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment. As of December 31, 2007, Shandong Shendgda Chemical Machinery Co. Ltd is no longer a related party due to its sale to an unrelated third party.

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

Distribution – During 2007 and 2006, the Company purchased equipment from select shareholders. The Company recorded the equipment at the cost to the related parties and recorded the excess as a distribution to select shareholders of $207,651 and $971,496, respectively.

Warrants – On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The warrant was exercisable at $2.57 per share through March 31, 2008. The value of the services of $153,619 was recognized as an expense on the date the warrant was issued and was based upon the fair value of the warrant using the Black-Scholes option pricing model. Under the terms of the warrant, the vendor was permitted to pay the exercise price by the Company indirectly repurchasing shares from the vendor at the 30-day average closing price of the Company’s common stock ending three days prior to the exercise date. The vendor exercised the warrant on November 19, 2007 when the 30-day average closing price was $7.54 per share which resulted in the issuance of 106,933 shares of common stock to the vendor. No tax benefit was realized from the exercise of the warrant.

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

NOTE 11 – Segment Information

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

Certain condensed segment information for the three years ended December 31, 2007, 2006 and 2005 follows:

As of and For the Year Ended December 31, 2007	Chemical	NPCC	Inter-Segment and Reconciling Items	Total
Sale of products	$53,933,120	$46,721,673	$-	$100,654,793
Cost of products sold	39,282,251	26,812,587	-	66,094,838
Selling expenses	90,908	1,680,260	-	1,771,168
General and administrative expenses	1,289,240	1,544,291	399,380	3,232,911
Depreciation and amortization	352,300	1,776,680	-	2,128,980
Segment income	11,828,122	15,601,489	(399,266)	27,030,345
Segment assets	22,248,211	78,692,626	3,101	100,943,938
Expenditures for segment assets	420,102	20,996,132	-	21,416,234

As of and For the Year Ended December 31, 2006	Chemical	NPCC	Inter-Segment and Reconciling Items	Total
Sale of products	$50,592,217	$22,007,814	$-	$72,600,031
Cost of products sold	37,924,593	13,297,976	-	51,222,569
Selling expense	79,306	1,181,341	-	1,260,647
General and administrative expense	1,051,119	1,590,355	-	2,641,474
Depreciation and amortization	335,074	696,313	-	1,031,387
Segment income	11,865,994	5,660,654	-	17,526,648
Segment assets	32,420,452	34,608,900	-	67,029,352
Expenditures for segment assets	1,114,735	14,343,183	-	15,457,918

As of and For the Year Ended December 31, 2005	Chemical	NPCC	Inter-Segment and Reconciling Items	Total
Sale of products	$43,985,596	$14,613,733	$-	$58,599,329
Cost of products sold	31,752,100	9,264,339	-	41,016,439
Selling expense	69,264	796,074	-	865,338
General and administrative expense	541,018	426,339	-	967,357
Depreciation and amortization	528,151	550,675	-	1,078,826
Segment income	11,827,016	4,135,455	-	15,962,471
Segment assets	18,691,092	11,266,236	-	29,957,328
Expenditures for segment assets	2,517,152	-	-	2,517,152

NOTE 12 - Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary:

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Sale of products	$22,180,271	$22,680,529	$27,170,790	$28,623,203
Gross Profit	6,974,585	7,664,907	9,660,956	10,259,507
Net Income	5,406,628	6,032,887	7,811,260	7,779,570
Basic earnings per share	0.10	0.11	0.14	0.15
Diluted earnings per share	0.10	0.11	0.14	0.15

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Sale of products	$16,308,211	$14,291,787	$18,818,131	$23,181,902
Gross Profit	4,117,939	4,001,939	5,580,788	7,676,796
Net Income	3,492,859	3,157,860	4,727,588	6,148,341
Basic earnings per share	0.08	0.06	0.09	0.11
Diluted earnings per share	0.08	0.06	0.09	0.11

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Sale of products	$13,290,138	$12,889,931	$17,159,831	$12,259,429
Gross Profit	4,145,533	3,957,707	5,309,213	4,170,437
Net Income	3,671,996	3,304,508	4,857,724	4,128,243
Basic earnings per share	0.08	0.04	0.06	0.07
Diluted earnings per share	0.08	0.04	0.06	0.07

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

SHENGADATECH, INC
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$3,102	$10,580
Other receivables	-	136,257
Total Current Assets	3,102	146,837

Investment in unconsolidated subsidiaries	89,255,615	56,982,427

TOTAL ASSETS	$89,258,717	$57,129,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$255,532	$-

Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares authorized, no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized, 54,202,036 shares and 54,095,103 shares outstanding, respectively	541	540
Additional paid-in capital	21,616,469	21,824,121
Statutory reserves	5,642,419	3,301,379
Retained earnings	54,877,045	30,187,740
Accumulated other comprehensive income	6,866,711	1,815,484
Total Shareholders' Equity	89,003,185	57,129,264
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$89,258,717	$57,129,264

SHENGDATECH, INC.
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005

Equity in earnings of unconsolidated subsidiaries	$27,429,612	$18,045,364	$15,962,471
Operating Expenses	399,267	518,716	-

Net Income	$27,030,345	$17,526,648	$15,962,471

Basic and Diluted Earnings Per Share	$0.50	$0.34	$0.25

SHENGDATECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$27,030,345	$17,526,648	$15,962,471
Adjustments to reconcile net income to cash used in operating activities:
Compensation paid with warrants	-	153,619	-
Equity in earnings of unconsolidated subsidiaries	(27,429,612)	(18,045,364)	(15,962,471)
Changes in assets and liabilities:
Accrued expenses	255,532	-	-
Net Cash used in Operating Activities	(143,735)	(365,097)	-

Cash Flows from Investing Activities:
Other receivables	136,257	(136,257)	-
Investment in subsidiaries	-	(13,457,780)	-
Net Cash provided by (used in) Investing Activities	136,257	(13,594,037)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	13,969,714	-
Net Cash provided by Financing Activities	-	13,969,714	-

Net Change in Cash	(7,478)	10,580	-
Cash and Cash Equivalents at Beginning of Period	10,580	-	-
Cash and Cash Equivalents at End of Period	$3,102	$10,580	$-

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$-	$-	$-

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

SHENGDATECH, INC.

Date: May 14, 2008	By:	/s/ XIANGZHI CHEN
Name: Xiangzhi Chen
Title: Chairman, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangzhi Chen	Chairman, Director and Chief Executive Officer	May 14, 2008
(Xiangzhi Chen)	(Principal Executive Officer)

/s/ Anhui Guo	Director and Chief Financial Officer	May 14, 2008
(Anhui Guo)

/s/ Carl Mudd	Director	May 14, 2008
(Carl Mudd)

/s/ Sheldon Saidman	Director	Mary 14, 2008
(Sheldon Saidman)