Form 10-Q/A
period 2008-03-31
ShengdaTech, Inc.
filed 2008-05-14
CIK 1160165

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 initially filed with the Securities and Exchanged Commission on May 6, 2008 is being filed to correct some financial data and explanations, and update Management’s Discussion and Analysis of Financial Condition and Results of Operations. The changes do not affect the financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
		(Restated)
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

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31. 2008
(unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ShengdaTech Inc. and Subsidiaries (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. The subsidiaries consist of Bangsheng Chemical, Shaanxi Haize Nano and Shandong Haize Nano. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed for the year ended December 31, 2007, as amended.

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

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales of products and expenses during the reporting periods. Actual results could differ from those estimates.

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

Revenue Recognition - The Company recognizes revenue from the sale of products when they are realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The Company sells all products to end-users and recognizes revenues when the products are shipped. The Company has no post-delivery obligations on its products sold.

Cost of Products Sold - Cost of products sold include wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Shipping and Handling Costs - Shipping and handling billed to customers are recorded as sale of products. Shipping and handling costs are included in cost of products sold.

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

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by FSP No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

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

During April 2008, the Company put its Shaanxi manufacturing plant into operations and reclassified construction in progress into plant, machinery and equipment.

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

Foreign currency remittance - The majority of the Company’s sales of products is earned in the PRC and is denominated in the PRC’s currency of CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

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

Sale of Products

We derive our sales of products from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our sales are as follows:

manufacturing capacity of NPCC;
breakthroughs of R&D and applications of NPCC;
pricing of our NPCC products;
industry demand; and
exchange rate

Manufacturing Capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 30,000 metric tons as of December 31, 2003 to 90,000 metric tons as of December 31, 2006, and to 130,000 metric tons as of September 30, 2007 and to current 190,000 metric tons as of March 31, 2008. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers, attract new customers and increase our sale of products.

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

Industry demand. Our business and sales of products growth depend on the industry demand of NPCC. The downstream industries we supply are the tire, PVC and PE building materials, paper, rubber, paints and oil ink industries. Given the diverse application of our NPCC products and the development of our R&D pipeline to cater to new end markets, we believe that our business has potential for continued growth.

Exchange rate. Our sales of products has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

Sales from our coal-based chemical business are derived from sale of ammonia-based chemicals, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine, to local farmers and chemical plants located in Shandong and other surrounding provinces. Our coal-based chemical business has remained relatively stable for the past few years. Our chemical factory is located in a residential district and at the present time, we understand that the future zoning of this area will be for residential purpose. We believe that it is very likely that the government will decide to relocate our coal-based chemical business, although we have not received any formal notice from the government or other regulatory authorities requiring us to relocate. If the government decides to order us to relocate, we could be required to move and relocate within several months of receiving a notice. We are taking steps to identify alternatives to redeploy the business ahead of the government’s action which include either (i) an acquisition of a chemical plant or (ii) a strategic location in one of the industrial parks near our current coal-based chemical plant. We would expect that either of these options will accommodate the existing coal-based chemical production capacity although the move to a new facility will require approximately two months which will impact our coal based chemical business. We also believe that the local government of the Tai'an City, where our coal-based chemical plant is currently located, will offer us some financial assistance or compensation if and when they require us to relocate the plant.

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

Our coal-based chemical business generally experiences a seasonal peak between March and November of each year, when our ammonium bicarbonate is in high demand due to the farming season in northern China. For example, our sales of products from coal-based chemical segment during this period of time during 2007 accounted for 78% of the total coal-based chemical production sales for the year ended December 31, 2007. December to February is typically the low season for our coal-based chemicals business, during which the price of our ammonium bicarbonate may drop approximately 6 to 8%.

Cost of Products Sold

Cost of products sold for both NPCC and coal-based chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of products sold are as follows:

•	processing technologies for NPCC;
•	supply and price of limestone;
•	availability and price of coal;
•	supply and price of electricity; and fluctions in the RMB to USD exchange rate

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

Fluctions in the RMB to USD exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, and (d) the volume and costs of manufacturing of our products.

Operating Expenses

Operating expenses consist of sales and marketing and general and administrative expenses. Sales and marketing expense consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expenses to increase in the future as we further increase our sales. In the second quarter of 2007, we lowered the commissions to sales staff from 5% to 3%, as the volume of sales of our NPCC business increased. As a result, we plan to employ more sales staff and pay more commission based on growing sales.

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

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales of products and expenses during the reporting periods. Actual results could differ from those estimates.

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

Advances to Suppliers - As is the common practice in the PRC, we will often pay advance payments to suppliers for materials. Advances to suppliers were $8,931 and $2,249,867 as of March 31, 2008 and December 31, 2007 respectively. Advances to suppliers as of December 31, 2007 was restated by $17,186,677 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of March 31, 2008 and December 31, 2007 respectively.

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

Results of Operations

Comparison for the Quarters ended March 31, 2007 and 2008

Sale of Products

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Sales of Products
Chemical	13,204,871	59.53	15,128,373	52.98	1,923,502	14.57
NPCC	8,975,400	40.47	13,424,531	47.02	4,449,131	49.57
Total Sales of Products	22,180,271	100.00	28,552,904	100.00	6,372,633	28.73

The total sales of our chemical business increased by $1,923,502 or 14.57% in the quarter ended March 31, 2008 compared to the same period of the prior year. The increase was mainly due to (i) additional sales of $1,693,572 as a result of increased sales of ammonium bicarbonate and ammonia by 3,551 tons and 50 tons, respectively, and increased prices by $22.60 per ton, and $9.60 per ton, respectively; and (ii) additional sales of $588,799 and $96,521 as a result of the increased sales price of liquid ammonia and melamine by $83.90 per ton and $133.35 on 3,124 and 177 fewer tons, respectively. These increases were offset by a $367,242 decrease in sales of methanol by 1,203 tons at a $3.71 per ton increase in sale price and a $88,148 decrease as we stopped supplying heat in the first quarter.

The increase of total sale of products from our NPCC business was $4,449,131 or 49.57% in the quarter ended March 31, 2008 compared to the corresponding period of the prior year. The increase was mainly due to $3,420,132 of additional sales from the sale of an extra 10,465 tons as a result of our capacity expansion and additional $1,028,999 due to the exchange rate between CNY and USD. The appreciation of CNY increases the translated revenue in USD.

Cost of Products Sold and Gross Profit

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Segment Sales	Amount($)	% of Segment Sales	Amount($)%
Cost of Products Sold
Chemical	9,914,429	75.08	10,576,923	69.91	662,494	6.68
NPCC	5,291,257	58.95	7,912,912	58.94	2,621,655	49.55
Total Cost of Products Sold	15,205,686	68.56	18,489,835	64.76	3,284,149	21.60

Gross Profit
Chemical	3,290,442	24.92	4,551,450	30.09	1,261,008	38.32
NPCC	3,684,143	41.05	5,511,619	41.06	1,827,476	49.60
Total Gross Profit	6,974,585	31.44	10,063,069	35.24	3,088,484	44.28

The cost of products sold of our chemical business increased by $662,494 or 6.68% in the quarter ended March 31, 2008 compared to the corresponding period of the prior year. The increase was mainly due to an increase of $810,728 due to the change in the exchange rate between CNY and USD as the appreciation of CNY to USD increased the translated cost in USD, which was offset by a $148,234 decrease in cost of products sold due to the decrease in sales volume as a result of the scheduled annual equipment maintenance in February 2008.

The gross margin of our chemical business increased from 24.92% for the first quarter in 2007 to 30.09% for the first quarter in 2008, and gross profit increased $1,261,008 or 38.32% for the following reasons (i) an increase of gross profit by $948,568 as a result of an increase of the average selling price of liquid ammonia, melamine, ammonia bicarbonate and ammonia by $83.90 per ton, $133.35 per ton, $22.60 per ton and $9.60 per ton, respectively and from the decrease of sales rebate offered to customers; and (ii) the appreciation of CNY to USD increased the translated gross profit in USD by $348,872.

The cost of products sold of our NPCC business increased by $2,621,655 or 49.55% in the quarter ended March 31, 2008 compared to the corresponding period of the prior year. This was mainly due to (i) additional $2,015,125 because of increased production volume as a result of NPCC capacity expansion and (ii) additional $606,530 due to the change in the exchange rate between CNY and USD as the appreciation of CNY to USD increased the translated cost of goods sold in USD.

The gross margin of our NPCC business increased from 41.05% for the first quarter in 2007 to 41.06% for the first quarter in 2008, and gross profit increased $1,827,476 or 49.60%. This was mainly due to (i) additional $1,405,007 because of the increase of production volume from NPCC capacity expansion; (ii) additional $422,469 due to the change in the exchange rate between CNY and USD as the appreciation of CNY to USD increased the translated cost of goods sold in USD.

Operating Expenses

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Operating Expenses
Selling Expense	484,840	2.19	441,838	1.55	(43,002)	(8.87)
General and Administrative Expense	472,091	2.13	729,761	2.56	257,670	54.58
Total Operating Expenses	956,931	4.31	1,171,599	4.10	214,668	22.43

Selling expenses in the quarter ended March 31, 2008 decreased by $43,002 or 8.87% compared to the corresponding period of the prior year. The main reasons were a decrease in sales commission for NPCC from 5% to 3%, which resulted in a decrease of $60,122 in sales commission offset by an increase of $17,120 in salary, and social insurance and other expenses.

The general and administrative expenses increased by $257,670 or 54.58% in the quarter ended March 31, 2008 as compared to the corresponding period of the prior year primarily from (i) additional operational fees of $234,863 from the expenses related to NASDAQ compliance, auditors and law firms, and the compensations accrued for our independent directors beginning the second quarter of 2007 and (ii) additional depreciation expenses of $22,807.

Income from Operations and Other Income

	For the Three Months Ended March 31,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	6,017,654	27.13	8,891,470	31.14	2,873,816	47.76
Interest Income	67,737	0.31	36,155	0.13	(31,582)	-46.62
Non-operating Expense	—	—	(10,060)	0.04	(10,060)	—
Provision For Income Tax	(678,763)	3.06	(1,502,579)	5.26	(823,816)	121.37
Net Profit	5,406,628	24.38	7,414,986	25.97	2,008,358	37.15

Operating income increased by $2,873,816 or 47.76% in the quarter ended by March 31, 2008 compared to the corresponding period of the prior year. This was mainly due to the increase in sales of products by $6,372,633 which was offset by an increase of cost of products sold in the amount of $3,284,149 and an increase in operating expenses in the amount of $214,668.

Interest income in the quarter ended March 31, 2008 decreased by $31,582 or 46.62% as compared to the corresponding period of the prior year. Such decrease was due to the net cash available for investment.

Due to the continuous appreciation of CNY to USD, there were exchange losses of $10,060 from exporting NPCC products.

In the quarter ended by March 31, 2008, there was an increase in income tax by $823,816 or 121.37% due to the fact that the tax holiday for our Shaanxi facility expired. Under the Chinese tax law, a wholly owned foreign enterprise should pay its income tax at the rate of 16.5% form the third year to the fifth year. We are currently subject to this rate until December 31, 2009, except for our Shaanxi facility with is currently subject to this tax rate until December 31, 2010.

Liquidity and Capital Resources

	As of December 31, 2007	As of March 31, 2008
	Amount ($)
Cash and cash equivalents	26,366,568	18,379,109
Trade Accounts receivable	7,889,001	6,694,238
Working capital	26,535,741	12,990,262

Cash and cash equivalents. Our cash and cash equivalents were held for working capital purposes. As of March 31, 2008, our cash and cash equivalents were $18,379,109 as compared to $26,366,568 as of December 31, 2007, a decrease of $7,987,459. The decrease was mainly for purchase of equipment for our new 60,000 tons per year NPCC production line in our Xianyang, Shaanxi facility.

Trade Accounts receivable. Our trade accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivables turnover in days were 23 days for the first quarter of 2008 and 24 days for the year ended December 31, 2007. We established a credit policy of 90 days in 2007 to qualified NPCC customers and, for coal-based chemicals, the customers made the payments either on the spot or via wire transfer within 20 days. As of March 31, 2008 and December 31, 2007, there was no overdue accounts receivable.

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

Cash flows from operating activities. Net cash provided by operating activities totaled $15,291,655 for the three months ended March 31, 2008, an increase of $10,955,124 compared to $4,336,531 for the corresponding period of the prior year. The increase was mainly attributable to an increase of net income by $2,008,358, an increase of depreciation by $308,967, and a net decrease in net current assets.

Cash flows from investing activities. Net cash used in investing activities for the three months ended March 31, 2008 totaled $23,293,031, an increase of $23,194,622 compared with $98,409 used in corresponding period of the prior year, which was primarily due to the purchase of equipment for the new production lines in the Xianyang, Shaanxi facility.

Cash flows from financing activities. Net cash used in financing activities for the three months ended March 31, 2008 totaled $887,635, an increase of $393,896 compared with $493,739 used in the corresponding period of the prior year, which was mainly comprised of payments to related parties.

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

Our NPCC business depends significantly on the tire industry. If the composition of tires changes and we fail to develop formulas that are applicable to the new composition, our NPCC business could be harmed. In 2007, our NPCC business derived approximately 46% of sales of products to tire manufacturers. If these customers cease or decrease their orders of NPCC products from us, our NPCC business could be adversely affected. In addition, our modified NPCC products can be used in tire production to obtain desired properties since the current tire composition allows for calcium carbonate as an additive. If the composition of tires changes in the future, modified NPPC products may not be compatible with the change. As a result, our NPCC business could be adversely affected.

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

Our sales from coal-based chemical products depend heavily on government policies. If the government changes its policies, our sales and profit from our coal-based chemical products could decrease significantly. To boost the income of millions of Chinese farmers and enhance China’s national security, the Chinese government has instituted policies that encourage farmers in China to increase their production of grains by limiting the price of ammonium fertilizers while at the same time providing the fertilizer industry some relief, including capping the price of raw materials, providing for preferential pricing for electricity and exempting value added tax. Our coal-based chemical manufacturing business is able to purchase electricity at approximately 50% lower than standard commercial electricity price. Currently, our coal-based chemical manufacturing business benefits from the existing preferential policies. If the Chinese government changes the policies currently in place that compensate our loss from price controls or incentives, our sales and profit from our coal-based chemical manufacturing business could suffer.

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

The sales cycle for our products is difficult to predict, which may make it difficult to plan our expenses and forecast our operating results and could have an adverse effect on our financial results and share price. If our sales cycle lengthens, our quarterly operating results may become less predictable and may fluctuate more widely than in the past. Due to the relatively large size of some orders, a delayed sale could have a material adverse effect on our quarterly sales and operating results. If our projected sales does not meet our expectations, we are likely to experience a shortfall in our operating profit relative to our expectations. As a result, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and that you should not rely on them as an indication for future performance. It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock will likely decrease.

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

In January 2007, our consolidated financial statements were restated to correct an overstatement of sale of products and selling expenses for the years ended December 31, 2003, 2004, and 2005. Also, our December 31, 2003 consolidated financial statements were restated to correct an overstatement of general and administrative expenses and an understatement of cost of sales and selling expenses. Our restatements of our prior consolidated financial statements may have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions. We are unable to predict what action, if any, the SEC or other regulatory bodies may pursue or what consequences such an action may have on us. We are also unable to predict the likelihood of or potential outcomes from litigation, other regulatory proceedings or government enforcement actions, if any, relating to the need to restate our historical consolidated financial statements. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

Although the restatements we have made did not result in material changes to our previously reported sales and profits, we cannot assure you that our financial statements will not be restated in a way that causes material changes to our reported sales and profits in the future.

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

We may not be able to successfully carry out our strategic acquisition and investment strategy. Our future success depends in part on our ability to make strategic acquisitions and investments and failure to do so could have a material adverse effect on our market penetration and sales growth. We, therefore, intend to make strategic acquisitions and investments in our industry. We cannot assure you however that we will be able to successfully make such strategic acquisitions and investments that will prove to be effective for our business due to certain uncertainties such as delay in obtaining required governmental approvals for making such strategic acquisitions.

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

We extend relatively long payment terms for accounts receivable for our NPCC business. If any of our customers fails to pay us, our business may be adversely affected as a result. As is customary in our industry in China, we extend relatively long payment terms to our customers of up to 90 days. As a result of the size of many of our orders, these extended terms adversely affect our cash flow and our ability to fund our operations from operating cash flow. Also, if our customers place large orders for our products, requiring fast delivery, our inventory and working capital may be impacted. If our customers experience sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms. The failure of our customers to pay us in a timely manner would negatively affect our working capital, which could in turn adversely affect our cash flow, sales of products and operating results in subsequent periods.

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

We, our suppliers and our customers are vulnerable to natural disasters which could severely disrupt the normal operation of our business and adversely affect our business, financial condition and operating results. We operate multiple facilities and source products from companies that operate facilities, which may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, and heavy rains, technical disruptions such as electricity or infrastructure breakdowns, computer outages and electronic viruses. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. Such natural disasters also may make it difficult or impossible for our employees to reach our business locations. Damage or destruction that interrupts our provision of products could adversely affect our reputation, our relationships with clients, or cause us to incur substantial additional expenditure to repair or replace damaged equipment or facilities. We may also be liable to our customers for disruption in service resulting from such damage or destruction. Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various materials essential for the manufacturing of our products or result in shortage of our products. If we are unable to procure an adequate supply of raw materials that are required to manufacture our products, our sales of products and operating results would be adversely affected.

Risks Related To Our Industry

China’s commitments to the World Trade Organization may intensify competition. In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution businesses and reducing customs duties. As a result, foreign manufacturers may ship their NPCC products into or establish manufacturing facilities in China. Competition from foreign companies may reduce our sales of products and profit margins, adversely affecting our business.

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

If we cannot compete successfully for market share against other NPCC product companies, we may not achieve sufficient product sales, and our business could suffer. The market for our products is characterized by intense competition and rapid technological advances. Our products compete with a multitude of products developed, manufactured and marketed by others and we expect competition from new market entrants in the future. We believe that the principal competitive factors in the markets for our products are manufacturing capacity, quality of products, price, research and development capability, and customer base.

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

Restrictions on currency exchange may limit our ability to receive and use our sales effectively. The majority of our sales will be settled in CNY and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use sales of products generated in CNY to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the CNY for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of CNY for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the CNY.

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

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may severely disrupt our business and operations. A renewed outbreak of severe acute respiratory syndrome, the Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales of products are derived from, could have a negative effect on our operations. In addition, there have been confirmed human cases of avian influenza in PRC, Vietnam, Iraq, Thailand, Indonesia, Turkey, Cambodia and other countries which have proven fatal in some instances. If such an outbreak or any other similar epidemic were to spread in China, where our operations are located, it may adversely affect our business and operating results.

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

SHENGDATECH, INC.

Date: May 14, 2008	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: May 14, 2008	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)