Form 10-Q
period 2008-06-30
ShengdaTech, Inc.
filed 2008-08-18
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on August 13, 2008 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$138,208,349	$26,366,568
Trade accounts receivable, less allowance for doubtful accounts of $0	9,376,306	7,889,001
Other receivables	153,281	13,962
Advances to suppliers	94,589	2,249,867
Inventory	2,729,875	1,955,384
Receivable from related parties	1,822	1,712
Total Current Assets	150,564,222	38,476,494

Property and Equipment, net of accumulated depreciation of $8,239,905 and $6,126,393, respectively	89,073,422	62,343,416
Land use rights, net of accumulated amortization of $2,298 and $1,031, respectively	135,564	124,028
Loan costs, net of accumulated amortization of $143,143 and $0, respectively	5,684,993	-
TOTAL ASSETS	$245,458,201	$100,943,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$7,330,420	$5,296,530
Other payables and accrued expenses	4,928,095	3,276,473
Income and other taxes payable	4,102,610	2,303,402
Payable to related parties	354,398	1,064,348
Make whole obligation, current portion	-	-
Total Current Liabilities	16,715,523	11,940,753
Long-term Liabilities
Long-term payable	694,141	-
Long Term Convertible Senior Notes Payable, net of discount of $20,700,000 and Make-whole obligation	115,000,000	-
Total Liabilities	132,409,664	11,940,753
Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized; 54,202,036 shares outstanding	541	541
Additional paid-in capital	21,620,552	21,616,469
Statutory reserves	5,642,419	5,642,419
Retained earnings	72,322,983	54,877,045
Accumulated other comprehensive income	13,462,042	6,866,711
Total Shareholders' Equity	113,048,537	89,003,185
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$245,458,201	$100,943,938

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sale of Products	$39,845,453	$22,680,529	$68,398,357	$44,860,800
Cost of Products Sold	25,199,782	15,015,622	43,689,617	30,221,308

Gross Profit	14,645,671	7,664,907	24,708,740	14,639,492

Operating Expenses:
Selling expense	646,952	355,885	1,088,790	840,725
General and administrative expense	1,294,169	722,280	2,023,930	1,194,371
Total Operating Expenses	1,941,121	1,078,165	3,112,720	2,035,096

Income from Operations	12,704,550	6,586,742	21,596,020	12,604,396

Other Income (Expense):
Interest expense	(565,620)	-	(565,620)	-
Interest income	36,702	64,549	72,857	132,286
Non-operating (expense) income	(3,482)	-	(13,542)	-
Net Other Income	(532,400)	64,549	(506,305)	132,286

Income Before Income Taxes	12,172,150	6,651,291	21,089,715	12,736,682
Provision for income taxes	2,141,198	618,404	3,643,777	1,297,167

Net Income	$10,030,952	$6,032,887	$17,445,938	$11,439,515

Other comprehensive income: foreign currency translation adjustments	2,719,050	1,015,358	6,595,331	1,600,575
Comprehensive income	$12,750,002	$7,048,245	$24,041,269	$13,040,090

Earnings Per Share:
Basic	$0.19	$0.11	$0.32	$0.21
Diluted	$0.18	$0.11	$0.32	$0.21
Weighted Average Shares Outstanding:
Basic	54,202,036	54,095,103	54,202,036	54,095,103
Diluted	58,809,297	54,257,388	56,505,666	54,257,388

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$17,445,938	$11,439,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,671,539	858,658
Amortization of loan costs	143,143	-
Changes in assets and liabilities:
Accounts receivable	(951,719)	(2,471,886)
Other receivables	(134,489)	139,273
Advances to suppliers	2,234,777	832,760
Inventory	(630,215)	605,558
Trade accounts payable	2,319,339	1,723,938
Other payables and accrued expenses	1,451,179	84,329
Income and other taxes payable	1,604,071	733,034
Advances from customers	-	(121,281)
Net Cash provided by Operating Activities	25,153,563	13,823,898

Cash Flows from Investing Activities:
Purchase of property and equipment and construction in progress	(23,747,227)	(16,113,759)
Purchase of land use rights	-	(93,293)
Net Cash used in Investing Activities	(23,747,227)	(16,207,052)

Cash Flows from Financing Activities:
Proceeds from sale of convertible senior notes	115,000,000	-
Cash paid for offering costs	(5,828,136)	-
Changes in related party receivable / payable	(756,352)	(5,199,760)
Distribution to shareholder	-	(150,725)
Net Cash provided by (used in) Financing Activities	108,415,512	(5,350,485)

Effect of Exchange Rate Changes in Cash	2,019,933	675,469

Net Change in Cash	111,841,781	(7,058,170)
Cash and Cash Equivalents at Beginning of Period	26,366,568	34,684,142
Cash and Cash Equivalents at End of Period	$138,208,349	$27,625,972

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	2,318,283	682,396

See the accompanying notes to the condensed consolidated financial statements

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

These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments (except for the restatement adjustments described below) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Restatement of Financial Statements  – Subsequent to March 2008, the Company realized that the December 31, 2007 consolidated financial statements needed to be revised to correct an overstatement of advances paid to suppliers and an understatement of property and equipment in the amount of $17,186,677. The Company concluded that advances made for production equipment should be treated as construction in progress within property and equipment. This correction was not considered material in accordance with SAB 108 for the year ended December 31, 2007 but is considered significant. As a result, the Company corrected the financial statements for December 31, 2007. The corrected consolidated balance sheet is included in these financial statements. The correction of the December 31, 2007 financial statements had no effect on the previously reported net income. The effects of the restatement was as follows:

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

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other non-trade receivables, advances to suppliers, receivable from related parties, trade accounts payable, other payables and accrued expenses, advances from customers, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on the convertible senior notes payable reflect rates currently available in the PRC. Thus, the carrying value of the notes approximates fair value.

Cash and Cash Equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Trade Receivables and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts. As a result of the Company historically having no write-offs and all accounts receivables being current, there were no doubtful accounts recorded as of June 30, 2008 and December 31, 2007.

Inventory - Inventories are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. On June 16, 2008, the Company received a relocation notice from the Tai’an City Government for the Shandong Bangsheng Chemical Co. Ltd. (“Chemical”) plant operations. The Company performed an impairment review of the Chemical plant operations and determined that there was no impairment as of June 30, 2008.

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

Advances to Suppliers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials. Advances to suppliers were $94,589 and $2,249,867 as of June 30, 2008 and December 31, 2007, respectively. As discussed in Note 1, December 31, 2007 advances to suppliers was restated by $17,286,677 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of June 30, 2008 and December 31, 2007, respectively.

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

Research and product development expenses - Research and product development expenses are included in general and administrative expenses in the statements of income and include researching, developing, and testing of the Company’s products. Research and development expense for the six months ended June 30, 2008 and 2007 was $96,745 and $0, respectively.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Net income for the three and six months ended June 30, 2008 has been adjusted for the interest expense associated with the Convertible Senior Notes and fully diluted shares for the three and six months ended June 30, 2008 includes the effect of 11,569,414 shares issuable upon conversion of Convertible Senior Notes as discussed in Note 9. Fully diluted shares for the three and six months ended June 30, 2007 includes the dilutive effect of a two-year warrant to purchase 162,285 shares of common stock exercisable at $2.57 per share. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$10,030,952	$6,032,887	$17,445,938	$11,439,515
Income effect of interest on Convertible Senior Notes	565,000	-	565,000	-
Net income as adjusted	$10,595,952	$6,032,887	$18,010,938	$11,439,515
Basic weighted-average common shares outstanding	54,202,036	54,095,103	54,202,036	54,095,103
Effect of dilutive securities:
Convertible senior notes	3,731,177	-	1,865,589	-
Make Whole Obligation Shares	876,084		438,041
Warrants	-	162,285	-	162,285
Diluted weighted-average common shares outstanding	58,809,297	54,257,388	56,505,666	54,257,388
Basic earnings per share	$0.19	$0.11	$0.32	$0.21
Diluted earnings per share	$0.18	$0.11	$0.32	$0.21

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

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 that extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

NOTE 3 – Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$2,144,839	$1,357,510
Work-in-process	111,622	104,872
Finished goods	473,414	493,002
Total Inventory	$2,729,875	$1,955,384

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
Building	$15,163,554	$10,908,890
Plant, machinery and equipment	81,871,531	37,771,726
Motor vehicle	133,377	125,157
Office equipment	84,590	79,381
Construction in progress	60,275	19,584,655
Total property and equipment	97,313,327	68,469,809
Less: accumulated depreciation	(8,239,905)	(6,126,393)
Total property and equipment, net	$89,073,422	$62,343,416

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 30
Motor vehicle	5 - 10
Office equipment	3 -5

As a result of the relocation notice received from the Tai’an City Government, the Company intends to change the remaining estimated useful life of the fixed assets relative to the Chemical business.

Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,670,373 and $858,658, respectively.

NOTE 5 – Land Use Rights

In August 2007, the company purchased intangible assets consisting of land use rights, which are amortized using the straight line method over their contractual life of 50 years. Amortization expense for the six months ended June 30, 2008 was $1,167.

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

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $49.2 million at June 30, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $58.3 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

License agreement - On May 15, 2008, the “Company entered into a license agreement with Tsinghua University whereby Tsinghua University formally approved and ratified the use by Shaanxi Haize Nanomaterials Co., Ltd. of the membrane-dispersion technology and its related patent (Patent Certificate No.: 356880), co-developed and co-owned by Shandong Haize Nanomaterials Co., Ltd. and Tsinghua University, throughout the life of the patent which expires on September 9, 2025.

Investment agreement - On June 19, 2008 the Company entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee. Pursuant to the agreement, the Company will invest $56 million initially to build a 60,000 metric tons (MT)/year facility to manufacture nano precipitated calcium carbonate (“NPCC”), and the Management Committee agrees to initially provide approximately 58 acres of land, about 150 million tons of supply sources of good quality limestone (with the transfer of the mining rights to the Company to be completed within 12 months), and other preferential tax treatment and incentives.

Plant relocation - The Company intends to relocate its existing coal-based chemical operations due to the relocation notice on June 20, 2008 from the Tai'an City Government requiring the Chemical operations in Tai'an City, Shandong Province to close by November 1, 2008. The Company has an option to purchase an alternate location as discussed in Note 12.

Leases - In December 2007, Haize Nano and Bangsheng Chemical entered into three year lease agreements for land, land use rights, buildings and certain equipment from Shandong Shengda Technology Co. Ltd., a related party.

NOTE 8 – Related Parties

Receivable from related parties– At June 30, 2008 and December 31, 2007, the Company had a receivable of $1,822 and $1,712 from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties– At June 30, 2008 the Company owed $259,488 to Shandong Shengda Technology Co. Ltd., related primarily to accrued rent expense and $94,911 to Shengda Group, related to accrued rent expense for buildings and machinery. At December 31, 2007, the Company owed related parties $1,064,348 of which $869,179 is for the accrual of rent expense, as explained in Note 7, and $142,739 is due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment.

NOTE 9 – Long Term Convertible Senior Notes and Make Whole Obligation

On May 28, 2008 the Company issued $100,000,000 of Convertible Senior Notes in a private placement (the “Notes”). On June 25, 2008, the Company issued an additional $15,000,000 of the Notes to cover over allotments. The Notes bear interest at 6.0 % per annum payable semiannually on June 1 and December 1, and have a maturity date of June 1, 2018.   At maturity, subject to certain exceptions, the Company will be required to repay the accreted principal amount of the Notes.  The Notes are convertible at the option of the holders, at any time prior to maturity, into shares of common stock at the initial conversion rate of 100.6036 shares per $ 1,000 principal amount of notes (at approximately $9.94 per share of common stock) subject to adjustment.  Holders who convert their notes at any time prior to June 1, 2011 are entitled to additional interest in cash or, at the Company’s option, in shares of Company’s common stock. This additional interest shall be equal to the interest due and payable from the date of issuance until and including June 1, 2011, less any interest actually paid or provided for prior to the date of such conversion (such additional interest referred to as the “make-whole obligation”). The proceeds from the issuance of the notes have been allocated between two obligations: (i) our obligation to pay the notes and (ii) our obligation to pay the make-whole obligation. The discounted notes resulting from such allocation will be accreted to the face value of the notes over the three year period beginning on the issue date of the notes using the effective interest method. An aggregate of $20,700,000 has been recorded as the make whole obligation, with the remaining $94,300,000 being allocated to the notes. The make whole obligation has been recorded as a discount to the Long Term Convertible Senior Notes in the accompanying balance sheet.

The Company may not redeem the Notes prior to June 1, 2011. Beginning on or after June 1, 2011 until and including May 31, 2013, the Company may redeem for cash all of the Notes, in whole or part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last trading price of the Company’s shares of common stock, subject to certain qualifications, is at least 150% of the conversion price then in effect on the trading date. On or after June 1, 2013, the Company may redeem for cash all of the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date

On June 1, 2011 and June 1, 2013, holders of Notes may require the Company to purchase all or a portion of the Notes at a purchase price in cash equal to 100% of the principal amount of the Notes being repurchased plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain conditions.

The Company is required to use reasonable best efforts to have a shelf registration statement declared effective no later than the 185th day after the latest date of original issuance of the Notes and satisfy the maintenance requirements of the registration statement according to the terms of the registration rights agreement. Should there be a default as defined in the registration rights agreement, the Company shall pay a penalty to the holders of the Notes for each day of default additional interest at a rate per annum equal to 0.25% of the aggregate principal amount of the Notes for the first 90 days of such default period and a rate per annum equal to 0.50% of the aggregate principal amount of the Notes thereafter. The Company shall not be obligated to file, have declared effective or maintain an effective registration statement as set forth above to the extent and during the periods that the Notes and any shares of common stock issuable upon conversion of the Notes are eligible to be sold by a person who is not an affiliate of the Company pursuant to Rule 144 (or any other similar provision then in force (other than Rule 144A)) under the Securities Act without any volume or manner of sale restrictions after six months following the latest date of original issuance of the Notes. The Company estimates that the probability of not filing the registration statement within the allowed time period is remote; therefore no accrual has been made for these potential penalties. The Company will evaluate any liability related to the effectiveness date of the registration statement at the end of each reporting period.

NOTE 10 - Shareholders’ Equity

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

Warrants– The Company has a contract dated October 1, 2007 which includes four quarterly issuances of three-year warrants to purchase 10,000 shares of common stock at an exercise price of $6.80 per share. As of June 30, 2008, a total of 30,000 warrants were issuable under the contract. The Company amended the contract with respect to the warrants as discussed in Note 12.

Options – On April 1, 2008 the Company issued a three-year option to purchase 5,000 shares of common stock at an exercise price of $8.50 per share based on the closing market price of its common stock as of that date. The option vested immediately and was valued at $21,086 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.94%, expected dividend yield of 0%, expected volatility of 74% and an expected life of 3 years.

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

Certain condensed segment information for the three and six months ended June 30, 2008 and 2007 follows:

As of and For the Three Months Ended June 30, 2008	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$20,746,473	$19,098,980	$-	$39,845,453
Cost of products sold	13,883,048	11,316,734	-	25,199,782
Selling expenses	35,251	611,701	-	646,952
General and administrative expenses	474,833	591,131	228,205	1,294,169
Depreciation and amortization	109,339	853,837	-	963,176
Segment income	5,334,491	5,490,286	(793,825)	10,030,952
Segment assets	26,043,213	104,083,215	115,331,773	245,458,201
Expenditures for segment assets	-	454,196	-	454,196

As of and For the Three Months Ended June 30, 2007	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$11,852,425	$10,828,104	$-	$22,680,529
Cost of products sold	8,810,308	6,205,314	-	15,015,622
Selling expense	19,434	336,450	-	355,884
General and administrative expense	154,237	568,043	-	722,280
Depreciation and amortization	93,881	365,381	-	459,262
Segment income	2,433,818	3,599,069	-	6,032,887
Segment assets	38,556,937	43,632,983	-	82,189,920
Expenditures for segment assets	413,972	15,699,787	-	16,113,759

As of and For the Six Months Ended June 30, 2008	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$35,874,846	$32,523,511	$-	$68,398,357
Cost of products sold	24,459,971	19,229,646	-	43,689,617
Selling expenses	58,556	1,030,234	-	1,088,790
General and administrative expenses	768,788	1,026,937	228,205	2,023,930
Depreciation and amortization	215,652	1,455,887	-	1,671,539
Segment income	8,853,017	9,386,746	(793,825)	17,445,938
Segment assets	26,043,213	104,083,215	115,331,773	245,458,201
Expenditures for segment assets	-	23,747,227	-	23,747,227

As of and For the Six Months Ended June 30, 2007	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$25,057,296	$19,803,504	$-	$44,860,800
Cost of products sold	18,724,737	11,496,571	-	30,221,308
Selling expense	41,195	799,530	-	840,725
General and administrative expense	311,278	883,093	-	1,194,371
Depreciation and amortization	183,654	675,004	-	858,658
Segment income	5,069,815	6,369,700	-	11,439,515
Segment assets	38,556,937	43,632,983	-	82,189,920
Expenditures for segment assets	413,972	15,793,080	-	16,207,052

Note 12 – Subsequent Events

On August 11, 2008 the Company amended the contract as discussed in Note 10. The Company’s obligation to issue a total of 40,000 warrants to purchase common stock at an exercise price of $6.80 per share was cancelled in exchange for an increase in the monthly fee due to the vendor from $7,000 per month to $10,000 per month beginning October 1, 2007.

On August 11, 2008 the Company entered into an agreement with Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), our affiliate. The agreement grants the Company an option to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province, in connection with Shandong Shengda’s option agreement to purchase Jinan Fertilizer. Jinan Fertilizer manufactures coal-based chemicals similar to those produced by Chemical. Shandong Shengda is currently managing Jinan Fertilizer under a management contract. If Shandong Shengda completes the acquisition of Jinan Fertilizer when the Company exercises its option, the Company shall have the right to purchase Jinan Fertilizer at the same price as Shandong Shengda paid for the acquisition of Jinan Fertilizer. If Shandong Shengda has not completed the acquisition of Jinan Fertilizer when the Company exercises its option, the Company shall have the right to acquire Jinan Fertilizer directly. The Company and Shandong Shengda are controlled by the the same majority shareholder, Mr. Xiang Zhi Chen, owning 42.3% of the Company and 51.79% of Shandong Shengda, respectively.

Options – On July 1, 2008 the Company issued a three-year option to purchase 5,000 shares of common stock at an exercise price of $9.93 per share which exceeds the closing market price of its common stock of $9.37 as of that date. The option vested immediately and was valued at $21,086 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.90%, expected dividend yield of 0%, expected volatility of 74% and an expected life of 3 years.

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

Sale of Products

We derive our sales of products from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our sales are as follows:

•	manufacturing capacity of NPCC;
•	breakthroughs of R&D and applications of NPCC;
•	pricing of our NPCC products;
•	actions of competitors;
•	industry demand; and
•	exchange rate

Manufacturing Capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 30,000 metric tons as of December 31, 2003 to 90,000 metric tons as of December 31, 2006, and to 130,000 metric tons as of September 30, 2007 and to current 190,000 metric tons as of June 30, 2008. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers, attract new customers and increase our sale of products.

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

Sales from our coal-based chemical business are derived from sale of ammonia-based chemicals, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine, to local farmers and chemical plants located in Shandong and other surrounding provinces. Our coal-based chemical business has remained relatively stable for the past few years. However, our chemical factory is located in a residential district.

With the increase of Chinese citizens’ environmental awareness, the Chinese government has strengthened its laws and regulations, which has resulted in the future rezoning of this area for residential purposes only. Consequently, the Company has received a mandatory relocation notice from the Tai'an City Government requiring the chemical factory in Tai'an City, Shandong Province to close by November 1, 2008. The relocation to a new facility will require approximately two months, which may affect our coal-based chemical business if the lost production time is not offset by favorable variances in the receiving plant. Our coal-based chemical business generally experiences a seasonal peak between March and November of each year, when our ammonium bicarbonate is in high demand due to the farming season in northern China. For example, our sales of products from coal-based chemical segment during this period in 2007 accounted for 78% of the total coal-based chemical production sales for the year ended December 31, 2007. December to February is typically the low season for our coal-based chemicals business, during which the price of our ammonium bicarbonate may drop approximately 6 to 8%.

Cost of Products Sold

Cost of products sold for both NPCC and coal-based chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of products sold are as follows:

•	processing technologies for NPCC;
•	cost of transporting raw material;
•	supply and price of limestone;
•	availability and price of coal;
•	supply and price of electricity; and fluctuations in the CNY to USD exchange rate

Process technologies for NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our clients. In conjunction with Tsinghua University, we successfully completed the development of a more advanced membrane-dispersion technology, which was officially granted a patent in November 2007. We and Tsinghua University each have a 50% ownership share of the technology; we have the exclusive (100%) right to use the technology under a license agreement with Tsinghua University for the life of the patent. The new membrane-dispersion technology will enable us to produce NPCC in a more efficient and cost effective way.

Supply and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi facility is in proximity to a high quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee (the “Management Committee”). The Management Committee will initially provide approximately 150 million metric tons of supply sources of good quality limestone, with the transfer of the mining rights to the Company to be completed within 12 months.

Availability and price of coal. Coal is the key raw material used to produce our coal-based chemicals and is also used in the production of our NPCC products as a key fuel for the calcination of limestone. We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Coal prices have fluctuated in the past few years. The average price of coal was approximately $70 per metric ton in 2004 and increased to approximately $80 per metric ton in 2005 and $90 per metric ton in 2006. In 2007, it was approximately $98 per metric ton.

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

Fluctuations in the RMB to USD exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is CNY while our financial statements have been expressed in USD. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, (d) the volume and costs of manufacturing of our products and (e) competitive activity.

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.Selling expense consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expenses to increase in the future as we further increase our sales. In the second quarter of 2007, we lowered the commission rate to sales staff from 5% to 3%, as the volume of sales of our NPCC business increased. As a result, we plan to employ more sales staff and pay more commission based on growing sales.

General and administrative expense consists primarily of (a) salaries of administrative and R& D personnel, (b) labor union fees, (c) insurance fees, (d) lease payments for housing and property, (e) expenses related to being a public company and (f) other related expenses. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our principal accounting policies are set forth in detail in Note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements

Basis of Presentation and Translating Financial Statements - The consolidated financial statements included elsewhere in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars (USD). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement.

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

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied. We sell all products to end users and recognize revenues when the products are shipped. We have no post-delivery obligations on our products sold.

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

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. On June 16, 2008, the Company received a relocation notice from the Tai’an City Government for the coal based chemical factory. The Company performed an impairment review of the operations and determined that there was no impairment as of June 30, 2008.

Advances to Suppliers - As is the common practice in the PRC, we will often pay advance payments to suppliers for materials. Advances to suppliers were $94,589 and $2,249,867 as of June 30, 2008 and December 31, 2007 respectively. Advances to suppliers as of December 31, 2007 was restated by $17,186,677 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of June 30, 2008 and December 31, 2007 respectively.

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

Results of Operations

Comparison for the six months ended June 30, 2007 and 2008
Sale of Products

	For the Six Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sale	Amount ($)	% of Total Sale	Amount ($)%
Sale of Products
Chemical	25,057,296	55.86	35,874,846	52.45	10,817,550	43.17
NPCC	19,803,504	44.14	32,523,511	47.55	12,720,007	64.23
Total Sale of Products	44,860,800	100.00	68,398,357	100.00	23,537,557	52.47

The total sales of our chemical business increased by $10,817,550 or 43.17% for the six months ended June 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to: (i) additional revenue of $4,237,373 as a result of increased sales volume of ammonia bicarbonate by 7,317 metric tons and increased price by $30.06 per metric ton; (ii) additional revenue of $4,334,626 as a result of increased sales volume of liquid ammonia by 778.78 metric tons and increased price by $113.93 per metric ton; (iii) additional revenue of $1,319,991 as a result of increased sales volume of methanol by 169.97 metric tons and increased price by $78.30 per metric ton; (iv) additional revenue of $1,041,920 as a result of increased sales volume of melamine by 127.50 metric tons and increased price by $209.62 per metric ton; (v) additional revenue of $4,922 as a result of the increased sales volume of ammonia by 29.58 metric tons and increased price by $13.09 per metric ton; (vi) somewhat offset as the supplying charge of gas-heating decreased by $121,280 compared to the corresponding period of last year; and (vii) increase of sales volume is caused by decrease of overhaul period by four days compared to the corresponding period of last year.

The increase of total sales from our NPCC business was $12,720,007 or 64.23% for the six months ended June 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to $12,720,007 additional revenue from the sale of an extra 27,179.55 metric tons as a result of our capacity expansion and increase in price by $28.34 per metric ton.

Cost of Products Sold and Gross Profit

	For the Six Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Sale	Amount($)	% of Sale	Amount ($)%
Cost of Products Sold
Chemical	18,724,737	74.72	24,459,971	68.18	5,735,234	30.63
NPCC	11,496,571	58.05	19,229,646	59.13	7,733,075	67.26
Total Cost of Products Sold	30,221,308	67.37	43,689,617	63.88	13,468,309	44.57

Gross Profit
Chemical	6,332,559	25.27	11,414,875	31.82	5,082,316	80.26
NPCC	8,306,933	41.95	13,293,865	40.87	4,986,932	60.03
Total Gross Profit	14,639,492	32.63	24,708,740	36.12	10,062,248	68.73

The cost of products sold of our chemical business increased by $5,735,234 or 30.63% for the six months ended June 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to (i) production cost increased by $5,174,500 as a result of production period increased by four days and raw coal price increased by $35.11 per metric ton compared to the same period of the prior year; (ii) coal cost decreased by $478,731 as a result of technology innovation; and (iii) cost of other materials increased by $1,039,465 as result of increased production days.

The gross margin of our chemical business increased from 25.27% to 31.82%, and gross profit increased by $5,082,316 or 80.26% for the reason that average sales prices of liquid ammonia, methanol, melamine, ammonia bicarbonate and ammonia increased per metric ton by $113.93, $78.30, $209.62, $30.06 and $13.09 respectively.

The cost of products sold of our NPCC business increased by $7,733,075 or 67.26% for the six months ended June 30, 2008 compared to the corresponding period of the prior year. This was mainly due to an increase in the price of coal by $35.80 per metric ton and increased production volume of 27,197.55 metric tons as a result of NPCC capacity expansion compared to the same period of the prior year.

The gross margin of our NPCC business decreased from 41.95% for the first six months in 2007 to 40.87% for the first six months in 2008. This is due to the cost increase for raw materials, average unit costs increased by $20.90 per metric ton.

Operating Expenses

	For the Six Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Operating Expenses
Selling Expense	840,725	1.87	1,088,790	1.59	248,065	29.51
General and Administrative Expense	1,194,371	2.66	2,023,930	2.96	829,559	69.46
Total Operating Expenses	2,035,096	4.53	3,112,720	4.55	1,077,624	52.95

Sales and marketing expenses for the six months ended June 30, 2008 increased by $248,065 or 29.51% compared to the corresponding period of the prior year. The main reasons were: (i) an increase of sales commission for chemical products by $14,027 as a result of increased sales volume; (ii) sales and marketing fees increased by $2,086 as a result of reclassified insurance fee of salesmen in chemical sector to sales and marketing expense; (iii) sales commissions increased by $172,103 as a result of increased sales volume of NPCC products; (iv) freight charges and other related charges for exports increased by $47,562 brought by increased NPCC export business; (v) increased sales and marketing fees by $4,857 due to reclassification of sales staff’s insurance to selling expenses; (vi) increased sales and marketing fees by $7,430 due to increase of salesmen’s salaries by $9,937; and (vii) decrease of other cost by $2,507.

The general and administrative expenses increased by $829,559 or 69.46% for the six months ended June 30 2008 as compared to the corresponding period of the prior year. The main reasons were: (i) additional listing maintenance fees of $565,368; (ii) additional Research and Development expenses of $96,206; (iii) additional compensation of $60,468 for administrative staff; (iv) increase of business fees by $52,580; (v) increase of property insurance fees by $18,486; (vi) increase of bank commission by $11,156; and (vii) increase of other cost by $25,295.

Operating and Other Income

	For the Six Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Income from Operations	12,604,396	28.10	21,596,020	31.57	8,991,624	71.34
Interest Income	132,286	0.29	72,857	0.11	(59,429)	(44.92)
Interest expense	—	—	565,620	0.82	565,620	N/A
Non-operating Expense	—	—	13,542	0.02	13,542	N/A
Provision For Income Taxes	1,297,167	2.89	3,643,777	5.33	2,346,610	180.90
Net Income	11,439,515	25.50	17,445,938	25.51	6,006,423	52.51

Income from operations increased by $8,991,624 or 71.34% for the six months ended June 30, 2008 compared to the corresponding period of the prior year. This was mainly due to the increase in sales of $23,537,557 which was offset by an increase of cost of products sold in the amount of $13,468,309 and an increase in operating expenses in the amount of $1,077,624.

Interest income for the six months ended by June 30, 2008 decreased by $59,429 or 44.92% compared to the corresponding period of the prior year. Such decrease was due to the bank deposit decrease for the NPCC capacity expansion.

Interest expense increased by $565,620, which was mainly due to accrued interest on $115 Million senior convertible notes’ issuance.

For the six months ended June 30, 2008, Non-operating expense included $13,542 of exchange loss from exporting NPCC products due to the continuous appreciation of CNY to USD.

For the six months ended June 30, 2008, there was an increase in provision for income taxes of $2,346,610 or 180.90% due to the fact that the tax holiday for our Shaanxi facility expired and higher taxable income. Under the Chinese tax law, a wholly owned foreign enterprise should pay its income tax at the rate of 16.5% form the third year to the fifth year. We are currently subject to this rate until December 31, 2009.

Comparison for the three months ended June 30, 2007 and 2008

Sale of Products

	For the three Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Sale of Products
Chemical	11,852,425	52.26	20,746,473	52.07	8,894,048	75.04
NPCC	10,828,104	47.74	19,098,980	47.93	8,270,876	76.38
Total Sale of Products	22,680,529	100.00	39,845,453	100.00	17,164,924	75.68

The total sales of our chemical business increased by $8,894,048 or 75.04% for the three months ended June 30, 2008 compared to the corresponding period of the prior year. The reasons were mainly due to: (i) additional revenue of $2,538,901 as a result of the increase of sales volume and selling price of ammonia bicarbonate by 3,766 metric tons and $37.93 per metric ton respectively; (ii) additional revenue of $3,736,142 as a result of the increase of sales volume and selling price of liquid ammonia by 3,903.05 metric tons and $135.98 per metric ton respectively; (iii) additional revenue of $1,672,502 as a result of the increase of sales volume and selling price of methanol by 1,372.96 metric tons and $141.14 per metric ton respectively; (iv) additional revenue of $945,399 as a result of the increase of sales volume and selling price of melamine by 304.50 metric tons and $275.33 per metric ton respectively; (v) additional revenue of $1,750 as a result of the increase of selling price of ammonia by $16.88 per metric ton, which is offset by decrease of sales by 20.49 metric tons; (vi) decrease of $646 of heat supply fees due to the change of exchange rate between CNY and USD; and (vii) the increase of sales volume was because the yearly maintenance for chemical was in the first quarter this year, while it was the second quarter last year.

The increase of total sales from our NPCC business was $8,270,876 or 76.38% for the three months ended June 30, 2008 compared to the corresponding period of the prior year. This was mainly due to sales volume increase of 16,714.50 metric tons resulting from capacity expansion and increase of average selling price by $40.54 per metric ton.

Cost of Products Sold and Gross Profit

	For the three Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Sales	Amount($)	% of Sales	Amount($)%
Cost of Products Sold
Chemical	8,810,308	74.33	13,883,048	66.92	5,072,740	57.58
NPCC	6,205,314	57.31	11,316,734	59.25	5,111,420	82.37
Total Cost of Products Sold	15,015,622	66.20	25,199,782	63.24	10,184,160	67.82

Gross Profit
Chemical	3,042,117	25.67	6,863,425	33.08	3,821,308	125.61
NPCC	4,622,790	42.69	7,782,246	40.75	3,159,456	68.35
Total Gross Profit	7,664,907	33.80	14,645,671	36.76	6,980,764	91.07

The cost of products sold of our chemical business increased by $5,072,740 or 57.58% for the three months ended June 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to: (i) an increase of $4,461,422 resulting from increase of 14 production days and price increase of raw coal by $48.81 per metric ton; and (ii) an increase of $611,318 for other materials due to the increase of production days.

The gross margin of our chemical business increased from 25.67% for the second quarter in 2007 to 33.08% for the second quarter in 2008, and gross profit increased $3,821,308 or 125.61%. This is mainly due to the increase of average selling price of Liquid ammonia, methanol, melamine ammonia bicarbonate and ammonia per metric ton by $135.98, $141.14, $275.33, $37.93 and $16.88 respectively.

The cost of products sold of our NPCC business increased by $5,111,420 or 82.37% for the three months ended June 30, 2008 compared to the corresponding period of the prior year. This was mainly due to the price increase of raw coal by $48.41 per metric ton and increase of production volume by 16,714.5 metric tons resulting from production expansion.

The gross margin of our NPCC business decreased from 42.69% for the second quarter in 2007 to 40.75% for the second quarter in 2008. This was mainly due to the increase of raw coal average price by 58.90%, while increase of product average selling price by 10.49%.

Operating Expenses

	For the three Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Operating Expenses
Selling Expense	355,885	1.57	646,952	1.62	291,067	81.79
General and Administrative Expense	722,280	3.18	1,294,169	3.25	571,889	79.18
Total Operating Expenses	1,078,165	4.75	1,941,121	4.87	862,956	80.04

Selling expenses for the three months ended June 30, 2008 increased by $291,067 or 81.79% compared to the corresponding period of the prior year. The main reasons were: (i) an increase of $13,699 in sales commission for chemical due to the increase of sales volume; (ii) an increase of $1,452 due to reclassification of sales staff’s insurance to selling expenses; (iii) an increase of $232,553 in sales commission for NPCC due to increase of sales volume; (iv) an increase of NPCC export and other expenses by $38,941; (v) an increase of $3,604 due to reclassification of sales staff’s insurance to selling expenses; and (vi) an increase of $818 due to increase of salaries of sales staff by $2,713, which is offset by a decrease of general expenses of $1,895.

The general and administrative expenses increased by $571,889 or 79.18% for the three months ended June 30, 2008 as compared to the corresponding period of the prior year. The main reasons were: (i) additional listing maintenance fees of $330,915; (ii) additional Research and Development expenses of $18,978; (iii) increase of salaries of administrative staff by $62,568; (iv) increase of office expense by $27,866; (v) increase of property insurance fees by $18,486; (vi) increase of bank commission by $10,331; (vii) increase of depreciation expense by $14,026; (viii) increase of pension insurance expense by $74,495; and (ix) increase of other expense by $14,224.

Operating and Other Income

	For the three Months Ended June 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	6,586,742	29.04	12,704,550	31.88	6,117,808	92.88
Interest Income	64,549	0.29	36,702	0.09	(27,847)	(43.14)
Interest expense			565,620	1.42	565,620	N/A
Non-operating expense			3,482	0.01	3,482	N/A
Provision For Income Taxes	618,404	2.73	2,141,198	5.37	1,522,794	246.25
Net Income	6,032,887	26.60	10,030,952	25.17	3,998,065	66.27

Income from operations increased by $6,117,808 or 92.88% for the three months ended by June 30, 2008 compared to the corresponding period of the prior year. This was mainly due to the increase in revenue of $17,164,924 which was offset by an increase of cost of revenue in the amount of $10,184,160 and an increase in operating expenses in the amount of $862,956.

Interest income for the three months ended June 30, 2008 decreased by $27,847 or 43.14% as compared to the corresponding period of the prior year. Such decrease was due to the net cash decrease for the NPCC capacity expansion.

Interest expense increased $565,620, mainly resulting from the accrued interests for the convertible notes.

For the three months ended June 30, 2008, Non-operating expense included $3,482 of foreign exchange loss from exporting NPCC products due to the continuous appreciation of CNY to USD.

For the three months ended June 30, 2008, there was an increase in provision for income taxes of $1,522,794 or 246.25% due to the fact that the tax holiday for our Shaanxi facility expired and higher taxable income. We were subject to 16.5% tax rate beginning from the first quarter of 2008 until December 31, 2010 in Shaanxi facility.

Liquidity and Capital Resources

	As of December 31, 2007	As of June 30, 2008
Cash and cash equivalents	26,366,568	138,208,349
Accounts receivable, net	7,889,001	9,376,306
Working capital	26,535,741	133,848,699

Cash and cash equivalents. Our cash and cash equivalents were held for acquisition, capacity expansion and working capital purposes. As of June 30, 2008, cash and cash equivalents were $138,208,349 as compared to $26,366,568 as of December 31, 2007, an increase of $111,841,781. The increase was mainly due to the $115 million convertible debts offering, which is offset by the decrease of $3,158,219 resulting from the capacity expansion in our Shaanxi facility.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivables turnover in days were 18 days for the six months ended June 30, 2008 compared to 27 days for the corresponding period of the prior year. We established a credit policy of 90 days in 2007 to qualified NPCC customers and, for coal-based chemicals, the customers made the payments either on the spot or via wire transfer within 20 days. As of June 30, 2008, there was no overdue accounts receivable.

Working capital. Our working capital totaled $133,848,699 as of June 30, 2008, an increase of $107,312,958 compared to $26,535,741 as of December 31, 2007, which was due to the $115 million convertible notes offering in the second quarter.

	For the six months ended June 30, 2007	For the six months ended June 30, 2008
Net Cash provided by operating activities	13,823,898	25,153,563
Net Cash used in investing activities	(16,207,052)	(23,747,227)
Net Cash used in or provided by financing activities	(5,350,485)	108,415,512

Cash flows from operating activities. Net cash provided by operating activities totaled $25,153,563 for the six months ended June 30, 2008, an increase of $11,329,665 compared to $13,823,898 for the corresponding period of the prior year. The increase was mainly attributable to an increase of net income by $6,006,423, an increase of depreciation by $812,881, and an increase of net assets by $4,510,361 resulting from our capacity expansion in Xianyang, Shaanxi Province.

Cash flows from investing activities. Net cash used in investing activities for the six months ended June 30, 2008 totaled $23,747,227, an increase of $7,540,175 compared with $16,207,052 used in corresponding period of the prior year, which was primarily due to the purchase of stainless steel equipment for the new production lines in the Xianyang, Shaanxi facility.

Cash flows from financing activities. Net cash provided by financing activities for the six months ended June 30, 2008 totaled $108,415,512, an increase of $113,765,997 compared with $5,350,485 used in the corresponding period of the prior year, which was due to the $115 million convertible notes offering in the second quarter.

 Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recently Enacted Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 that extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

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

Foreign Exchange Risk. Although the conversion of the Chinese Yuan (“CNY”) is highly regulated in the PRC, the value of the CNY against the value of the U.S. dollar (or any other currency) nonetheless may fluctuate and be affected by, among other things, changes in the political and economic conditions in the PRC. Under the currency policy in effect in the PRC today, the CNY is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. The PRC is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the CNY could appreciate or depreciate against the U.S. dollar.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the CNY for our operations, appreciation of the CNY against the USD would have an adverse effect on the CNY amount that we receive from the conversion. Conversely, if we decide to convert our CNY into USD for the purpose of making payments for dividends on our Shares or for other business purposes, appreciation of the USD against the CNY would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash and cash equivalents as of June 30, 2008, a 1.0% appreciation of the CNY against the U.S. dollar will result in an estimated increase of approximately $1,396,000 in our total amount of cash and cash equivalents, and a 1.0% appreciation of the USD against the CNY will result in a decrease of approximately $1,368,400 in our total amount of cash and cash equivalents.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. As of June 30, 2008, we had no short-term or long-term borrowings. If we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.8% in 2005, 2.8% in 2006, and 6.5% in 2007. In addition, in June 2008, the rate of inflation in China was 7.9%. Higher inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of June 30, 2008. Based on that assessment the Company believes that, at June 30, 2008, its internal control over financial reporting was effective.

(c)          Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to relocate our coal-based chemical production facility. Our coal-based chemical plant is located very close to residential and commercial properties. At the present time, we have received from the Tai'an City Government requiring the chemical factory in Tai'an City, Shandong Province to close by November 1, 2008. The relocation could also require additional capital expenditure. Although we have identified Jinan Fertilizer Co. Ltd. in Jinan, Shandong Province as an alternative to replace our coal-based chemical production facility, there is no assurance that we will succeed. For more information, see “Item 5-Other Information”.

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

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position. The prices for the raw materials that we use in the manufacture of our NPCC and coal-based chemical products are subject to market forces largely beyond our control, including, among other things, the prices of coal and limestone. Both our NPCC and coal-based chemical businesses use coal as a raw material. In the last few years, coal prices have fluctuated substantially. In the last three years, the highest anthracite price was $107 and the lowest price was $87.8. Coal accounts for approximately 14% and 45% of the costs of our NPCC products and coal-based chemical products, respectively. In the past two years, the prices of limestone, another key raw material in our NPCC business, have fluctuated widely and the highest limestone price was $8.93 and the lowest price was $4.16. In March 2008, the price of limestone purchased for our Tai’an NPCC production facility increased from $6.06 in February 2008 to $8.93. In 2007, limestone accounted for 4.14% of the cost of our NPCC products. The price for coal and limestone may continue to increase in the future due to the rapid development of the Chinese economy. If the price for coal and limestone increases in the future, our profit margin could decrease considerably.

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

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.8% in 2005, 2.8% in 2006, and 6.5% in 2007. In addition, in June 2008, the rate of inflation in China was 7.9%. Expansion and inflation have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Higher inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the end market for our products. In addition, due to the tightening of credit, we may have difficulties in securing funding from financial institutions in China, which could adversely affect our operations.

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

The market price for our shares may be volatile. The market price of our shares experienced, and may continue to experience, significant volatility. For the period from May 24, 2007 to June 30, 2008, the trading price of our shares on the Nasdaq Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$ 3.95 per share to a high of US$ 15.57 per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We incorporate by reference herein our Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 28, June 3, and July 1, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On June 20, 2008, the Company announced its planned acquisition of a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province. Jinan Fertilizer manufactures coal-based chemicals similar to those produced by Shandong Bangsheng Chemical Co. Ltd., our coal based chemical subsidiary ("Bangsheng"), and its estimated revenues (assuming full production) would be three times of the current annual revenue of Bangsheng.  The Company's management made a strategic decision to acquire Jinan Fertilizer. The Company received a relocation notice from the Tai'an City Government requiring the chemical factory in Tai'an City, Shandong Province to close by November 1, 2008. The Company intends to relocate its existing coal-based chemical operations to Jinan Fertilizer's facility..   The planned closing and relocation of Bangsheng would not affect the planned acquisition. The Company performed preliminary due diligence on Jinan Fertilizer in early 2008. Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), our affiliate, is currently managing Jinan Fertilizer under a management contract and has granted the Company an option to purchase Jinan Fertilizer. If Shandong Shengda completes the acquisition of Jinan Fertilizer when the Company exercises its option, the Company shall have the right to purchase Jinan Fertilizer at the same price as Shandong Shengda paid for the acquisition of Jinan Fertilizer. If Shandong Shengda is has not completed the acquisition of Jinan Fertilizer when the Company exercises its option, the Company shall have the right to acquire Jinan Fertilizer directly. The acquisition of Jinan Fertilizer is subject to satisfactory completion of due diligence and approval by the Board of Directors. The Company and Shandong Shengda are controlled by the the same major shareholder, Mr. Xiang Zhi Chen, owning 42.3% of the Company and 51.79% of Shandong Shengda, respectively.

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

SHENGDATECH, INC.

Date: August 18, 2008	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: August 18, 2008	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)