Form 10-Q
period 2008-09-30
ShengdaTech, Inc.
filed 2008-11-10
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock outstanding on November 2, 2008 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$132,440,176	$26,366,568
Trade accounts receivable, less allowance for doubtful accounts of $0	11,229,429	7,889,001
Other receivables	25,617	13,962
Advances to suppliers	111,630	2,249,867
Inventory	6,422,255	1,955,384
Receivable from related parties	-	1,712
Total Current Assets	150,229,107	38,476,494

Property and Equipment, net of accumulated depreciation of $11,048,676 and $6,126,393, respectively	86,480,703	62,343,416
Land use rights, net of accumulated amortization of $32,928 and $1,031, respectively	15,353,411	124,028
Loan costs, net of accumulated amortization of $628,821 and $0, respectively	5,199,315	-
TOTAL ASSETS	$257,262,536	$100,943,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$6,537,707	$5,296,530
Other payables and accrued expenses	6,525,986	3,276,473
Income and other taxes payable	4,956,209	2,303,402
Payable to related parties	538,278	1,064,348
Total Current Liabilities	18,558,180	11,940,753
Long-term Liabilities
Long Term Payable	416,817	-
Long Term Convertible Senior Notes Payable, net of discount of $20,700,000 and Make-whole obligation	115,000,000	-
Total Liabilities	133,974,997	11,940,753
Shareholders' Equity
Preferred stock - $0.00001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.00001 par value; 100,000,000 shares authorized; 54,202,036 shares outstanding	541	541
Additional paid-in capital	21,660,294	21,616,469
Statutory reserves	5,642,419	5,642,419
Retained earnings	82,249,253	54,877,045
Accumulated other comprehensive income	13,735,032	6,866,711
Total Shareholders' Equity	123,287,539	89,003,185
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$257,262,536	$100,943,938

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sale of Products	$49,253,207	$27,170,790	$117,651,564	$72,031,590
Cost of Products Sold	32,512,083	17,509,834	76,201,700	47,731,142

Gross Profit	16,741,124	9,660,956	41,449,864	24,300,448

Operating Expenses:
Selling expense	855,348	435,411	1,944,138	1,276,136
General and administrative expense	1,657,123	709,620	3,681,053	1,903,991
Total Operating Expenses	2,512,471	1,145,031	5,625,191	3,180,127

Income from Operations	14,228,653	8,515,925	35,824,673	21,120,321

Other Income (Expense):
Interest expense	(1,725,634)	-	(2,291,254)
Interest income	90,581	70,599	149,896	202,885
Net Other Income	(1,635,053)	70,599	(2,141,358)	202,885

Income Before Income Taxes	12,593,600	8,586,524	33,683,315	21,323,206
Provision for income taxes	2,667,330	775,264	6,311,107	2,072,431

Net Income	$9,926,270	$7,811,260	$27,372,208	$19,250,775

Other comprehensive income: foreign currency translation adjustments	272,990	1,082,018	6,868,321	2,682,593
Comprehensive income	$10,199,260	$8,893,278	$34,240,529	$21,933,368

Earnings Per Share:
Basic	$0.18	$0.14	$0.51	$0.36
Diluted	$0.17	$0.14	$0.49	$0.35
Weighted Average Shares Outstanding:
Basic	54,202,036	54,095,103	54,202,036	54,095,103
Diluted	68,335,041	54,257,388	60,513,076	54,257,388

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$27,372,208	$19,250,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,450,569	1,497,846
Amortization of loan costs	628,821	-
Compensation paid with warrants	43,825	-
Changes in assets and liabilities:
Accounts receivable	(2,754,437)	(2,744,480)
Other receivables	(10,499)	136,173
Advances to suppliers	2,240,361	369,036
Inventory	(4,246,881)	373,543
Trade accounts payable	1,276,580	2,013,618
Other payables and accrued expenses	3,043,877	334,857
Income and other taxes payable	2,447,254	828,703
Advances from customers	-	(122,138)
Net Cash provided by Operating Activities	34,491,678	21,937,933

Cash Flows from Investing Activities:
Purchase of property and equipment and construction in progress	(23,972,276)	(16,484,325)
Purchase of land use rights	(14,939,604)	(93,461)
Net Cash used in Investing Activities	(38,911,880)	(16,577,786)

Cash Flows from Financing Activities:
Proceeds from sale of convertible senior notes	115,000,000	-
Cash paid for offering costs	(5,828,136)	-
Changes in related party receivable / payable	(583,278)	(205,904)
Distribution to shareholder	-	(150,725)
Net Cash used in Financing Activities	108,588,586	(356,629)

Effect of Exchange Rate Changes in Cash	1,905,224	1,392,199

Net Change in Cash	106,073,608	6,395,717
Cash and Cash Equivalents at Beginning of Period	26,366,568	34,684,142
Cash and Cash Equivalents at End of Period	$132,440,176	$41,079,859

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$4,536,420	$1,306,331

See the accompanying notes to the condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ShengdaTech Inc. and Subsidiaries (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. The subsidiaries in existence for all periods presented consist of Bangsheng Chemical, Shaanxi Haize Nano and Shandong Haize Nano. On July 1, 2008 the Company formed Zibo Jiaze Nano Material Ltd. as a wholly owned subsidiary for the purpose of expanding its NPCC production capacity. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed for the year ended December 31, 2008.

These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments (except for the restatement adjustments described below) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

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

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. On June 16, 2008, the Company received a relocation notice from the Tai’an City Government for the Shandong Bangsheng Chemical Co. Ltd. (“Chemical”) plant operations. The Company performed an impairment review of the Chemical plant operations and determined that there was no impairment as of September 30, 2008.

Property and Equipment - Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales, trade-ins, or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

Intangible Assets - Acquisition costs of land use rights are capitalized and amortized using the straight-line method over their estimated useful lives.

Advances to Suppliers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials. Advances to suppliers were $111,630 and $2,249,867 as of September 30, 2008 and December 31, 2007, respectively. As discussed in Note 1, December 31, 2007 advances to suppliers was restated by $17,286,677 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of September 30, 2008 and December 31, 2007, respectively.

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

Research and product development expenses - Research and product development expenses are included in general and administrative expenses in the statements of income and include researching, developing, and testing of the Company’s products. Research and development expense for the nine months ended September 30, 2008 and 2007 was $194,462 and $0, respectively.

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

Basic and Diluted Earnings per Share - The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Net income for the three and nine months ended September 30, 2008 has been adjusted for the interest expense associated with the Convertible Senior Notes and fully diluted shares for the three and nine months ended September 30, 2008 includes the effect of 11,569,414 shares issuable upon conversion of Convertible Senior Notes as discussed in Note 9. Excluded from fully diluted shares for the three and nine months ended September 30, 2008 are the effects of warrants to purchase 10,000 shares of common stock as the effect is antidilutive due to the strike prices exceeding the market price at September 30, 2008. Fully diluted shares for the three and nine months ended September 30, 2007 includes the dilutive effect of a two-year warrant to purchase 162,285 shares of common stock exercisable at $2.57 per share. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$9,926,270	$7,811,260	$27,372,208	$19,250,775
Income effect of interest on Convertible Senior Notes	1,725,000	-	2,290,000	-
Net income as adjusted	$11,651,270	$7,811,260	$29,662,208	$19,250,775
Basic weighted-average common shares outstanding	54,202,036	54,095,103	54,202,036	54,095,103
Effect of dilutive securities:
Convertible senior notes	11,569,414	-	5,123,807	-
Make Whole Obligation Shares	2,563,591		1,187,233
Warrants	-	162,285	-	162,285

Diluted weighted-average common shares outstanding	68,335,041	54,257,388	60,513,076	54,257,388
Basic earnings per share	$0.18	$0.14	$0.51	$0.36
Diluted earnings per share	$0.17	$0.14	$0.49	$0.35

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

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

NOTE 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$5,802,139	$1,357,510
Work-in-process	111,894	104,872
Finished goods	508,222	493,002
Total Inventory	$6,422,255	$1,955,384

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Building	$15,200,495	$10,908,890
Plant, machinery and equipment	82,070,981	37,771,726
Motor vehicle	133,702	125,157
Office equipment	85,826	79,381
Construction in progress	38,375	19,584,655
Total property and equipment	97,529,379	68,469,809
Less: accumulated depreciation	(11,048,676)	(6,126,393)
Total property and equipment, net	$86,480,703	$62,343,416

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life
Building	15 - 25
Plant, machinery and equipment	10 - 30
Motor vehicle	5 - 10
Office equipment	3 -5

As a result of the relocation notice received from the Tai’an City Government, the Company changed the remaining estimated useful life of the fixed assets relative to the Chemical business during the quarter ended September 30, 2008 to depreciate the assets to their net realizable value by October 31, 2008. The amount of additional depreciation expense during the 3 months period ended was $1,729,778.

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $4,419,395 and $1,497,846, respectively.

NOTE 5 – Land Use Rights

Intangible assets consist of land use rights which are amortized using the straight line method over their contractual life of 50 years. Amortization expense for the nine months ended September 30, 2008 was $31,175.

On September 12, 2008 the Company purchased additional land use rights for approximately $15.25 million.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $61.5 million at September 30, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $88.2 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

License agreement - On May 15, 2008, the “Company entered into a license agreement with Tsinghua University whereby Tsinghua University formally approved and ratified the use by Shaanxi Haize Nanomaterials Co., Ltd. of the membrane technology and its related patent (Patent Certificate No.: 356880), co-developed and co-owned by Shandong Haize Nanomaterials Co., Ltd. and Tsinghua University, throughout the life of the patent which expires on September 9, 2025.

Investment agreement - On June 19, 2008 the Company entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee. Pursuant to the agreement, the Company will invest $56 million initially to build a 60,000 ton/year facility to manufacture nano precipitated calcium carbonate (“NPCC”), and the Management Committee agrees to initially provide approximately 58 acres of land, about 150 million tons of supply sources of good quality limestone (with the transfer of the mining rights to the Company to be completed within 12 months), and other preferential tax treatment and incentives. The Company purchased additional land use rights for approximately $15.25 million during the quarter ended September 30, 2008.

Plant relocation - The Company intends to relocate its existing coal-based chemical operations due to the relocation notice on June 20, 2008 from the Tai'an City Government requiring the Chemical operations in Tai'an City, Shandong Province to close by November 1, 2008. On August 11, 2008 the Company entered into an agreement with Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), our affiliate. The agreement grants the Company an option to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province, in connection with Shandong Shengda’s option agreement to purchase Jinan Fertilizer. Jinan Fertilizer manufactures coal-based chemicals similar to those produced by Chemical. Shandong Shengda is currently managing Jinan Fertilizer under a management contract. If Shandong Shengda completes the acquisition of Jinan Fertilizer when the Company exercises its option, the Company shall have the right to purchase Jinan Fertilizer at the same price as Shandong Shengda paid for the acquisition of Jinan Fertilizer. If Shandong Shengda has not completed the acquisition of Jinan Fertilizer when the Company exercises its option, the Company shall have the right to acquire Jinan Fertilizer directly. The Company and Shandong Shengda are controlled by the the same majority shareholder, Mr. Xiang Zhi Chen, owning 51.79% of the Company and 42.3% of Shandong Shengda, respectively.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

Leases - In December 2007, Haize Nano and Bangsheng Chemical entered into three year lease agreements for land, land use rights, buildings and certain equipment from Shandong Shengda Technology Co. Ltd., a related party.

NOTE 8 – Related Parties

Receivable from related parties– At September 30, 2008 and December 31, 2007, the Company had a receivable of $0 and $1,712 from Shengda Nanomaterials Company, respectively, which was used primarily for the purchase of equipment and machinery and was recorded at the cost of the assets purchased.

Payable to related parties – At September 30, 2008 the Company owed $534,350 to Shandong Shengda Technology Co. Ltd., related primarily to accrued rent expense and $3,928 to Shengda Group. At December 31, 2007, the Company owed related parties $1,064,348 of which $869,179 is for the accrual of rent expense, as explained in Note 7, and $142,739 is due to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

The Company is required to use reasonable best efforts to have a shelf registration statement declared effective no later than the 185th day after the latest date of original issuance of the Notes and satisfy the maintenance requirements of the registration statement according to the terms of the registration rights agreement. Should there be a default as defined in the registration rights agreement, the Company shall pay a penalty to the holders of the Notes for each day of default additional interest at a rate per annum equal to 0.25% of the aggregate principal amount of the Notes for the first 90 days of such default period and a rate per annum equal to 0.50% of the aggregate principal amount of the Notes thereafter. The Company shall not be obligated to file, have declared effective or maintain an effective registration statement as set forth above to the extent and during the periods that the Notes and any shares of common stock issuable upon conversion of the Notes are eligible to be sold by a person who is not an affiliate of the Company pursuant to Rule 144 (or any other similar provision then in force (other than Rule 144A)) under the Securities Act without any volume or manner of sale restrictions after six months following the latest date of original issuance of the Notes. The Company estimates that the probability of not filing the registration statement within the allowed time period is remote; therefore no accrual has been made for these potential penalties at September 30, 2008. The Company will evaluate any liability related to the effectiveness date of the registration statement at the end of each reporting period.

NOTE 10 - Shareholders’ Equity

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.

Options – On April 1, 2008 the Company issued a three-year option to a director for services to purchase 5,000 shares of common stock at an exercise price of $8.50 per share based on the closing market price of its common stock as of that date. The option vested immediately and was valued at $21,086 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.94%, expected dividend yield of 0%, expected volatility of 74% and an expected life of 3 years.

On July 1, 2008 the Company issued a three-year option to a director for services to purchase 5,000 shares of common stock at an exercise price of $9.93 per share which exceeds the closing market price of its common stock of $9.37 as of that date. The option vested immediately and was valued at $22,739 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.90%, expected dividend yield of 0%, expected volatility of 74% and an expected life of 3 years.

NOTE 11 – Segment Information

The Company operates in the following segments:

NPCC - The Company is engaged in the development, manufacture, and marketing of nano-sized ultra fine Precipitated Calcium Carbonated (NPCC).   Limestone is converted into NPCC by a proprietary production method. The NPCC segment includes the operations of the Shandong Haize Nano, Shaanxi Haize and Zibo Jiaze Nano Material Ltd. subsidiaries.

Chemical - The Company is also engaged in the manufacture and sale of ammonia-based products, namely ammonium bicarbonate, liquid ammonia, and methanol. The ammonia-based products are mainly used as chemical fertilizers and raw materials for the production of other chemical products (both organic and inorganic,) including formaldehyde and pesticides.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

Certain condensed segment information for the three and nine months ended September 30, 2008 and 2007 follows:

As of and For the Three Months Ended September 30, 2008	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$23,726,236	$25,526,971	$-	$49,253,207
Cost of products sold	17,784,567	14,727,516	-	32,512,083
Selling expenses	39,342	816,006	-	855,348
General and administrative expenses	389,473	578,761	688,889	1,657,123
Depreciation and amortization	1,761,927	1,017,103	-	2,779,030
Segment income	4,378,397	7,962,396	(2,414,523)	9,926,270
Segment assets	30,123,578	143,003,010	84,135,948	257,262,536
Expenditures for segment assets	1,009	15,163,644	-	15,164,653

As of and For the Three Months Ended September 30, 2007	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$14,047,758	$13,123,032	$-	$27,170,790
Cost of products sold	10,109,472	7,400,362	-	17,509,834
Selling expense	23,268	412,143	-	435,411
General and administrative expense	296,348	413,272	-	709,620
Depreciation and amortization	96,942	542,247	-	639,189
Segment income	3,184,602	4,626,658	-	7,811,260
Segment assets	34,266,698	57,846,308	-	92,113,006
Expenditures for segment assets	2,925	367,809	-	370,734

As of and For the Nine Months Ended September 30, 2008	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$59,601,082	$58,050,482	$-	$117,651,564
Cost of products sold	42,244,538	33,957,162	-	76,201,700
Selling expenses	97,898	1,846,240	-	1,944,138
General and administrative expenses	1,158,261	1,605,698	917,094	3,681,053
Depreciation and amortization	1,977,579	2,472,990	-	4,450,569
Segment income	13,231,414	17,349,142	(3,208,348)	27,372,208
Segment assets	30,123,578	143,003,010	84,135,948	257,262,536
Expenditures for segment assets	1,009	38,910,871	-	38,911,880

As of and For the Nine Months Ended September 30, 2007	Chemical	NPCC	Inter-Segment and Reconciling	Total
Sale of products	$39,105,053	$32,926,537	$-	$72,031,590
Cost of products sold	28,834,209	18,896,933	-	47,731,142
Selling expense	64,463	1,211,673	-	1,276,136
General and administrative expense	607,626	1,296,365	-	1,903,991
Depreciation and amortization	280,595	1,217,251	-	1,497,846
Segment income	8,254,418	10,996,357	-	19,250,775
Segment assets	34,266,698	57,846,308	-	92,113,006
Expenditures for segment assets	416,897	16,160,889	-	16,577,786

Note 12 – Subsequent Events

On October 1, 2008 the Company issued a three-year option to purchase 5,000 shares of common stock at an exercise price of $7.00 per share which exceeds the closing market price of its common stock of $6.50 as of that date. The option vested immediately and was valued at $15,120 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.12%, expected dividend yield of 0%, expected volatility of 72% and an expected life of 3 years.

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

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. On June 16, 2008, the Company received a relocation notice from the Tai’an City Government for the coal based chemical factory. The Company performed an impairment review of the operations and determined that there was no impairment as of September 30, 2008.

Advances to Suppliers - The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for materials. Advances to suppliers were $111,630 and $2,249,867 as of September 30, 2008 and December 31, 2007, respectively. As discussed in Note 1, December 31, 2007 advances to suppliers was restated by $17,286,677 and reclassified as property and equipment. As a result of the Company historically having no write-offs and all advances to suppliers being current, there was no bad debt allowance recorded against these advances as of September 30, 2008 and December 31, 2007, respectively.

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

Results of Operations

Comparison for the nine months ended September 30, 2007 and 2008

Sales of Products
	For the Nine Months Ended September 30,
	2007		2008		Period to Period Change
	Amount ($)	% of Total Sale (%)	Amount ($)	% of Total Sale (%)	Amount ($)%
Chemical	39,105,053	54.29	59,601,082	50.66	20,496,029	52.41

NPCC	32,926,537	45.71	58,050,482	49.34	25,123,945	76.30
Total Sale of Products	72,031,590	100	117,651,564	100	45,619,974	63.33

The total sales of our chemical business increased by $20,496,029 or 52.41% for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to: 1) additional revenue of $7,420,642 as a result of increased sales volume of ammonium bicarbonate by 8,938 tons and increased price by $36.15 per ton; 2) additional revenue of $8,549,494 as a result of increased sales volume of liquid ammonia by 681.74 tons and increased price by $145.95 per ton; 3) additional revenue of $1,940,436 as a result of increased sales volume of melamine by 101.5 tons and increased price by $273.14; 4) additional revenue of $2,700,572 as a result of decreased sales volume of methanol by 264.32 tons and increased price by $112.60; 5) additional revenue of $7,024 as a result of increased price by $15.87; 6) supplying charge of gas-heating is decreased by $121,139 compared to the corresponding period of last year. The increased sales volume is caused by the 4 more production days compared to the same corresponding period of last year, while the increase of price is mainly impacted by the fluctuating chemical market.

The increase of total sales from our NPCC business was $25,123,945 or 76.30% for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to our expanded capacity and due to the increasing demand and soaring price of raw material, which caused the sales volume to increase by $44,623.45 tons and sales price to increase by $61.05.

Cost of Products Sold and Gross Profit

	For the Nine Months Ended September 30,
	2007		2008		Period to Period Change
	Amount($)	% of Sales (%)	Amount($)	% of Sales (%)	Amount($)%
Products Sold
Chemical	28,834,209	73.74	42,244,538	70.88	13,410,329	46.51
NPCC	18,896,933	57.39	33,957,162	58.50	15,060,229	79.70
Total Cost of Products Sold	47,731,142	66.26	76,201,700	64.77	28,470,558	59.65

Gross Profit
Chemical	10,270,844	26.26	17,356,544	29.12	7,085,700	68.99
NPCC	14,029,604	42.61	24,093,320	41.50	10,063,716	71.73
Total Gross Profit	24,300,448	33.74	41,449,864	35.23	17,149,416	70.57

The cost of products sold of our chemical business increased by $13,410,329 or 46.51% for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to: (i) production cost increased by $7,798,174 resulting from increased price of coal by $50.40 per ton; (ii) production cost increased by $2,666,403 due to the increased price of urea and other supplementary materials; (iii) and production cost increased by $1,698,771, due to the increase of sales volume and sales price; (iv) which was offset by $411,211 due to the decrease of coal cost brought by technological improvement; v) production cost increased by $1,729,778 due to accelerated depreciation of equipment for the shut-down of the Tai’an City chemical operation.

The gross margin of our chemical business increased from 26.26% to 29.12%, by $7,085,700 or 68.99% for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. This was mainly due to the increase of sales of products by $20,496,029 as a result of increased average selling price, which was offset by the increase of cost of products sold by $13,410,329 due to the increased price of raw materials.

The cost of products sold of our NPCC business increased by $15,060,229 or 79.70% for the nine months ended September 30, 2008 compared to the corresponding period of the prior year. This was mainly due to increase in the prices of coal and thermal coal by $61.08 and $28.47 respectively and increased production volume of 44,623.45 tons as a result of NPCC capacity expansion compared to the same period of the prior year.

The gross margin of our NPCC business decreased from 42.61% to 41.50% by 1.11%. This is due to the significant increase of price for raw material, which caused average unit costs to increase by $39.81.

Operating Expenses

	For the Nine Months Ended September 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Operating Expenses
Selling Expense	1,276,136	1.77	1,944,138	1.65	668,002	52.35
General and Administrative Expense	1,903,991	2.64	3,681,053	3.13	1,777,062	93.33
Total Operating Expenses	3,180,127	4.41	5,625,191	4.78	2,445,064	76.89

Selling expenses for the nine months ended September 30, 2008 is increased by $668,002 or 52.35% compared to the corresponding period of the prior year. The main reasons were: (i) an increase of sales commission for chemical products by $28,419 as a result of increased sales volume; (ii) sales and marketing fees increased by $3,764 as a result of adjusting insurance fee of salesmen in chemical sector to sales and marketing expense in order to comply with requirements of internal control; (iii) (iv) sales commission increased by $477,477 as a result of increased sales volume of NPCC products; (v) freight charges and other related charges for exports increased by $142,729 due to increased NPCC export business; (vi) increased sales and marketing fees by $9,448 due to adjusting the sales staff’s insurance to selling expenses; (vii) increased sales and marketing fees by $4,913 due to increase of salesmen’s salaries by $11,082 which was offset by decrease of other cost such as business fee and entertainment cost by $6,169.

The general and administrative expenses increased by $1,777,062 or 93.33% for the nine months ended September 30, 2008 as compared to the corresponding period of the prior year. The main reasons were: (i) additional listing maintenance fees of $1,358,317, which was mainly used for the amortization of the underwriting fee of $115 million convertible senior notes; (ii) additional research and development expenses of $192,881; (iii) additional compensation of $84,664 for administrative staff; and (iv) increase of daily expense such as office and business fees by $233,678; (v) increase of expense by $176,790, which was used to pay back employees public housing funds; (vi) decreased of other items of $269,268.

Operating and Other Income

	For the Nine Months Ended September 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	21,120,321	29.32	35,824,673	30.45	14,704,352	69.62
Interest Income	202,885	0.28	149,896	0.13	(52,989)	-26.12
Interest expense			(2,291,254)	1.95	2,291,254
Provision for Income Taxes	2,072,431	2.88	6,311,107	5.36	4,238,676	204.53
Net income	19,250,775	26.73	27,372,208	23.27	8,121,433	42.19

Income from operations increased by $14,704,352 or 69.62% for the nine months ended by September 30, 2008 compared to the corresponding period of the prior year. This was mainly due to the increase in revenue of $45,619,974 which was offset by an increase of cost of revenue in the amount of $28,470,558 and by an increase in operating expenses in the amount of $2,445,064.

Interest income for the nine months ended September 30, 2008 decreased by $52,989 or 26.12% as compared to the corresponding period of the prior year. Such decrease was due to the bank deposit decrease caused by the NPCC expansion in Zibo facility.

The interest expense increased $2,291,254, mainly resulting from the accrued interests for the $115 million convertible notes.

For the nine months ended September 30, 2008, there was an increase in provision for income taxes of $4,238,676 or 204.53% due to the fact that (1) the tax holiday for our Shaanxi facility expired and (2) increase in taxable income from operations. We are subject to 16.5% tax rate beginning from the first quarter of 2008 until December 31, 2010 in Shaanxi facility.

Comparison for the three months ended September 30, 2007 and 2008

Sale of Products

	For the Three Months Ended September 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sale	Amount($)	% of Total Sale	Amount ($)%
Chemical	14,047,758	51.70	23,726,236	48.17	9,678,478	68.90

NPCC	13,123,032	48.30	25,526,971	51.83	12,403,939	94.52
Total Sale of Products	27,170,790	100	49,253,207	100	22,082,417	81.27

The total sales of our chemical business increased by $9,678,478 or 68.90% for the three months ended September 30, 2008 compared to the corresponding period of the prior year. The reasons were mainly due to: (i) additional revenue of $3,183,269 as a result of the increase of sales volume and selling price of ammonia bicarbonate by 1,621 tons and $48.17 per ton respectively; (ii) additional revenue of $4,214,868 as a result of the increase of selling price of liquid ammonia by $201.40 per ton even though the sales volume decreased by 97.04 tons; (iii) additional revenue of $1,380,581 as a result of the and increase of selling price of methanol by $177.42 per ton even though the sales volume decreased by 434.29 tons; (iv) additional revenue of $898,516 as a result of the offset between the decrease of sales volume of melamine by 26 tons and the increase of selling price by $391.29 per ton; (v) additional revenue of $2,102 as a result of the offset between the decrease of sales volume of ammonia by 28.58 tons and the increase of selling price by $21.55 per ton. The increase and decrease in the sales volume were due to the fact that the ammonia bicarbonate was in its season of sales in the third quarter, thus the output of the other products was reduced. And the increase in the selling prices was due to the impact of the changing chemical market condition.
The increase of total sales from our NPCC business was $12,403,939 or 94.52% for the three months ended September 30, 2008 compared to the corresponding period of the prior year. This was mainly due to sales volume increase of 17,443.9 tons resulting from the full production capacity of the third phase in Shaanxi facility and the increase of average selling price by $110.67 per ton. The increase in the selling price was due to the increase of purchasing price of raw materials.

Cost of Products Sold and Gross Profit

	For the three Months Ended September 30,
	2007		2008		Period to Period Change
	Amount($)	% of Sales	Amount($)	% of Sales	Amount($)%
Cost of Products Sold
Chemical	10,109,472	71.97	17,784,567	74.96	7,675,095	75.92
NPCC	7,400,362	56.39	14,727,516	57.69	7,327,154	99.01
Total Cost of Products Sold	17,509,834	64.44	32,512,083	66.01	15,002,249	85.68

Gross Profit
Chemical	3,938,286	28.03	5,941,669	25.04	2,003,383	50.87
NPCC	5,722,670	43.61	10,799,455	42.31	5,076,785	88.71
Total Gross Profit	9,660,956	35.56	16,741,124	33.99	7,080,168	73.29

The cost of products sold of our chemical business increased by $7,675,095 or 75.92% for the three months ended September 30, 2008 compared to the corresponding period of the prior year. The increase was mainly due to: (i) an increase of $4,141,778 resulting from price increase of coal by $78.73 per ton; (ii) an increase of $1,215,820 resulting from price increase of other raw materials; (iii) an increase of cost of products sold by $659,305 resulting from increase of sales volume and sales price; iv) production cost increased by $1,729,778 due to accelerated depreciation of equipment for the shut-down of the Tai’an City chemical operation.

The gross margin of our chemical business decreased from 28.03% to 25.04%. The decrease was mainly due to the increase of unit cost resulting from the price increase of coal by $78.73 per ton.

The cost of products sold of our NPCC business increased by $7,327,154 or 99.01% for the three months ended September 30, 2008 compared to the corresponding period of the prior year. This was mainly due to the price increase of anthracite and coal by $86.87 and $39.40 per ton respectively and increase of production volume by 17,443.9 tons.

The gross margin of our NPCC business decreased from 43.61% to 42.31% compared to the same corresponding period of the prior year. This was mainly due to the increased unit production cost by $68.45, which is caused by price increase of anthracite and coal by $86.87 and $39.40 per ton respectively.

Operating Expenses

	For the three Months Ended September 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Operating Expenses
Selling Expenses	435,411	1.60	855,348	1.74	419,937	96.45
General and Administrative Expense	709,620	2.61	1,657,123	3.36	947,503	133.52
Total Operating Expenses	1,145,031	4.21	2,512,471	5.10	1,367,440	119.42

Selling expenses for the three months ended September 30, 2008 increased by $419,937 or 96.45% compared to the corresponding period of the prior year. The main reasons were: (i) an increase of $14,392 in sales commission for chemicals due to the increase of sales volume; (ii) an increase of $1,321 due to reclassification of sales staff’s insurance to selling expenses; (iii) an increase of $305,374 in sales commission for NPCC due to increase of sales volume; (iv) an increase of $95,166 resulting from increased freight and other costs due to the increase of NPCC export business; (v) an increase of $3,112 due to reclassification of sales staff’s insurance to selling expenses; and (vi) an increase of $572 due to increase of salaries of sales staff in both NPCC and chemical segment by $2,421, which was offset by a decrease of general expenses of $1,849.

The general and administrative expenses increased by $947,503 or 133.52% for the three months ended September 30, 2008 compared to the corresponding period of the prior year. The main reasons were: (i) amortization of cost from issuing convertible notes and additional listing maintenance fees of $790,329; (ii) additional research and development expenses of $96,676; (iii) increase of salaries of administrative staff by $24,195; and (iv) increase of clerical expense by $18,297; (v) increase of staffs’ housing accumulative funds by $8,875; and (vi) increase of daily expense such s service expense, traveling expense and other expenses by $9,131

Operating and Other Income

	For the three Months Ended September 30,
	2007		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	8,515,925	31.34	14,228,653	28.89	5,712,728	67.08
Interest Income	70,599	0.26	90,581	0.18	19,982	28.30
Interest expense		0.00	(1,725,634)	-3.50	1,725,634
Provision For Income Taxes	775,264	2.85	2,667,330	5.42	1,892,066	244.05
Net Income	7,811,260	28.75	9,926,270	20.15	2,115,010	27.08

Income from operations increased by $5,712,728 or 67.08% for the three months ended by September 30, 2008 compared to the corresponding period of the prior year. This was mainly due to the increase in revenue of $22,082,417 which was offset by an increase of cost of revenue in the amount of $15,002,249 and an increase in operating expenses in the amount of $1,367,440.

Interest income for the three months ended September 30, 2008 increased by $19,982 or 28.30% as compared to the corresponding period of the prior year. This was mainly due to the increase in bank deposit which comes from the increase in operating cash flow.

Interest expense increased $1,725,634, mainly resulting from the accrued interests for the $115 million convertible notes.

For the three months ended September 30, 2008, there was an increase in provision for income taxes of $1,892,066 or 244.05% due to the fact that (1) the tax holiday for our Shaanxi facility expired and (2) increase in the taxable income from operations. We are subject to 16.5% tax rate beginning from the first quarter of 2008 until December 31, 2010 in Shaanxi facility.

Liquidity and Capital Resources

	As of December 31, 2007	As of September 30, 2008
Cash and cash equivalents	26,366,568	132,440,176
Accounts receivable, net	7,889,001	11,229,429
Working capital	26,535,741	131,670,927

Cash and cash equivalents. Our cash and cash equivalents were held for acquisition, capacity expansion and working capital purposes. As of September 30, 2008, our cash and cash equivalents were $132,440,176 as compared to $26,336,568 as of December 31, 2007, an increase of $106,073,608. The increase was mainly due to the $115 million convertible debts offering and the increase of the operating fund, net of $34,491,678, which was offset by the decrease of $38,911,880 resulting from purchasing land-use-rights and buildings in Zibo and the notes offering cost of $6,411,414.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivables turnover in days were 22 days for the nine months ended September, 2008 compared to 27 days for the corresponding period of the prior year. We established a credit policy of 90 days in 2007 to qualified NPCC customers and, for coal-based chemicals, the customers made the payments either on the spot or via wire transfer within 20 days. As of December 31, 2007, there was no overdue accounts receivable.

Working capital. Our working capital totaled $131,670,927 as of September 30, 2008, an increase of $105,135,186 compared to $26,535,741 as of ended 2007, which was due to the $115 million convertible notes offering.

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2008
Net Cash provided by operating activities	21,937,933	34,491,678
Net Cash provided by investing activities	(16,577,786)	(38,911,880)
Net Cash provided by financing activities	(356,629)	108,588,586

Net cash provided by operating activities totaled $34,491,678 for the nine months ended September 30, 2008, an increase of $12,553,745 compared to $21,937,933 for the corresponding period of the prior year. The increase was mainly attributable to an increase of net income by $8,121,433, an increase of depreciation by $2,952,723, and an increase of net assets and liabilities by $1,479,589 resulting from our capacity expansion.

Net cash used in investing activities for the nine months ended September 30, 2008 totaled $(38,911,880), an increase of $22,334,094 compared with $(16,577,786) used in corresponding period of the prior year, which was primarily due to the purchase of land-use-rights and buildings in Zibo.

Net cash provided by financing activities for the nine months ended September 30, 2008 totaled $108,588,586, an increase of $108,945,215 compared with $(356,629) used in the corresponding period of the prior year, which was due to the $115 million convertible notes offering and offset by the issuance cost.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the CNY for our operations, appreciation of the CNY against the USD would have an adverse effect on the CNY amount that we receive from the conversion. Conversely, if we decide to convert our CNY into USD for the purpose of making payments for dividends on our Shares or for other business purposes, appreciation of the USD against the CNY would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash and cash equivalents as of September 30, 2008, a 1.0% appreciation of the CNY against the U.S. dollar will result in an estimated increase of approximately $1,396,000 in our total amount of cash and cash equivalents, and a 1.0% appreciation of the USD against the CNY will result in a decrease of approximately $1,368,400 in our total amount of cash and cash equivalents.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. As of September 30, 2008, we had no short-term borrowings. We have issued 6% convertible senior notes with a maturity date of June 1, 2018 which do not carry interest rate risk to us because interest rate is fixed at 6% per annum. However, if we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.8% in 2005, 2.8% in 2006, and 6.5% in 2007. In addition, in September 2008, the rate of inflation in China was 4.6%. Higher inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) ) as required by Exchange Act Rule 13a-15(b) or 15d-15(b) as of the end of the third quarter of 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our Current Report on Form 10-Q for the quarter ended June 30, 2008. No material changes have occurred since the quarter ended June 30, 2008 to the risk factors previously presented, other than the addition of the following:

Risks Related To Our Business and Operations

We are required to relocate our coal-based chemical production facility. Our coal-based chemical plant is located very close to residential and commercial properties and we are required by Tai’an City government to cease operation on November 1, 2008. At the present time, we have not been able to close the acquisition of Jinan Fertilizer Co. Ltd. in Jinan, Shandong Province on October 31, 2008 as originally planned but we have ceased operations at our facility in Tai’an City on November 1, 2008 as required. At this point, we do not know when we will be able complete the relocation to Jinan, Shandong. Any interruption of our chemical business could adversely impact our revenue and profit for the fiscal year 2008. The relocation of our chemical plant to Jinan City could also incur additional expenses.

Risks Related To Doing Business In China

A slowdown or other adverse developments in the economy of the PRC may materially and adversely affect our customers, demand for our products and our business. All of our operations are conducted in the PRC. Although the economy of the PRC has grown significantly in recent years, we cannot assure you that such growth will continue. In the third quarter of 2008, China’s gross domestic product or GDP growth slowed to 9.1% from 10.1% in the second quarter. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

Risks Related to Shares of Our Common Stock

The market price for our shares may be volatile. The market price of our shares experienced, and may continue to experience, significant volatility. For the period from May 24, 2007 to September 30, 2008, the trading price of our shares on the Nasdaq Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$ 3.95 per share to a high of US$ 15.57 per share.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

Conversion of senior convertibles notes may dilute the holdings of current common stock holders..  Pursuant to the terms of the 6% senior convertible notes we issued in June 2008, the holders of the senior notes have the right to convert any and all of their senior notes into shares of our common stock. Therefore, as our existing shareholders, your shares may be diluted if any outstanding senior notes are converted..

Payments of interest on the 6% convertible senior notes may adversely affect our earnings. We issued a total principal amount of $115 million 6% convertible senior notes in May and June of 2008. The interest payments per annum for the senior notes are approximately in the amount of $6.9 million. Our income before taxes for the year ended December 31, 2007 was $29,817,985. The interest payments per annum for the senior notes may be as much as approximately 23.1% of our year 2007 net income. Even though we expect our net earnings for 2008 to be significantly higher than 2007, the amount of interest on the notes could significantly affect net earnings for 2008.

We substantially increased our outstanding indebtedness with the sale of the 6% convertible senior notes and we may not be able to pay our debt and other obligations, which could adversely impact our business and operations. The terms of the 6% convertible senior notes specify certain events of default. An event of default may be triggered under the senior notes for a number of reasons, including our failure to pay any principal, interest or late charges on the convertible senior notes when due and any default under other indebtedness when due. The issuance of the senior notes may:

•	make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes;

•	make it more difficult for us to be acquired;

•	require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service;

•	magnify the consequences of any other adverse development affecting our business;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	make us more vulnerable in the event of a downturn in our business or industry conditions; and

•	place us at a competitive disadvantage to any of our competitors that have less debt.

If we are unable to satisfy our payment obligations under the senior notes or otherwise are obliged to repay the senior notes before the maturity date, we could default on the senior notes, in which case our available cash could be depleted, and our ability to fund operations could be materially harmed.

The 6% convertible senior notes contain various restrictive covenants that limit management’s discretion in operating our business.  These restrictive covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply with them. A breach of these covenants could result in a default under the senior notes. If there were an event of default under the senior notes, the holders could cause all amounts borrowed under the senior notes to be due and payable immediately which may adversely affect our business operations.

If we cannot repay the senior notes when they become due, we will be materially adversely affected. The issuance of the% convertible senior notes has made us significantly more leveraged. To the extent that a greater percentage of our operating revenues must now be allocated to interest and/or premium payments on the senior notes, all the risks highlighted above will be magnified. If we cannot repay the senior notes when they come due, our operations will be materially adversely affected.

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

SHENGDATECH, INC.

Date: November 10, 2008	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: November 10, 2008	By:	/s/ ANHUI GUO
Anhui Guo Chief Financial Officer (Principal Financial and Accounting Officer)