Form 10-K
period 2008-12-31
ShengdaTech, Inc.
filed 2009-04-01
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2008

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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, par value $.00001	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the 28,119,324 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 279,224,887 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $9.93 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 30, 2009, there were 54,202,036 shares of common stock of ShengdaTech, Inc. outstanding.

SHENGDATECH, INC.
(A Nevada Corporation)

PART I

Item 1. Business

Our Industry

Overview

We are a leading and fast growing Chinese manufacturer of specialty additives. Our nano precipitated calcium carbonate (“NPCC”) products are used as functional additives in various products due to their special chemical and physical attributes. As a market leader of high-grade NPCC products, we use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries. Prior to November 2008, we also manufactured, marketed and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine. We marketed and sold coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.

Our Reorganization and Corporation Structure

We were organized as a Nevada corporation on May 11, 2001 under the name Zeolite Exploration Company for the purpose of acquiring, exploring and developing mineral properties. We conducted no material operations from the date of our organization until March 2006. On March 31, 2006, we consummated a share exchange pursuant to a Securities Purchase Agreement and Plan of Reorganization with Faith Bloom Limited, a British Virgin Islands company, and its stockholders. As a result of the share exchange, we acquired all of the issued and outstanding capital stock of Faith Bloom in exchange for a total of 50,957,603 shares of our common stock. The share exchange is accounted for as a recapitalization of Zeolite and resulted in a change in our fiscal year end from July 31 to December 31. Faith Bloom Limited was deemed to be the accounting acquiring entity in the share exchange and, accordingly, the financial information included in this annual report reflects the operations of Faith Bloom, as if Faith Bloom had acquired us.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi, China to run the  NPCC facility in Shaanxi. Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc.  On July 1, 2008, Faith Bloom formed a wholly-owned subsidiary in Zibo, Shandong to operate our new NPCC facility in Zibo, which is currently under construction.  Our corporate structure is depicted in the following chart:

Market Opportunity

The NPCC Markets in china

NPCC refers to ultrafine nano precipitated calcium carbonate, a synthetic industrial material made from limestone, which has an average particle diameter of less than 100 nanometers or 0.1 micron.  The nanoparticle is smaller than the wavelength of visible light and provides characteristics such as narrow distribution range of grain-size and improved decentrality, which make the compounds suitable for many applications.  In the filler and additive industry, traditional fillers, including precipitated calcium carbonate, have been used for years as a means to reduce material costs by replacing a portion of higher cost materials.  The main functions of the traditional fillers are to occupy the space and act as cheap diluents of more expensive materials.  NPCC is an emerging product in the functional filler and additive industry with numerous possibilities of new applications, many of which are yet to be developed.  As functional additives, NPCC offers more additional benefits than traditional fillers.  Due to its low cost and special chemical properties, NPCC has been widely used in the rubber, plastic, paint, ink, paper and adhesive manufacturing industries to improve product quality while maintaining or reducing costs.  It can be used solely as an additive which contributes to the processing features of end products, or it can also be applied together with other fillers such as precipitated calcium carbonate, titanium oxide and silicon dioxide.

Compared to traditional fillers, NPCC offers a broad range of advantages when used as functional additives.  These advantages include the following:

•	Enhanced performance of end products, including but not limited to improved durability, increased tensile strength, improved heat resistance and better stabilization; and

•	Reduced product cost through substitution of NPCC for more expensive materials.

While research into and manufacturing of NPCC in China began in the early l980s, the NPCC industry only recently experienced strong growth, resulting from increased awareness of its ability to replace other more expensive materials and its functionality to enhance the performance of various end products.  In China, NPCC products are primarily used as functional additives in feedstock materials to the automobile, construction and consumer sectors.  Typical feedstock materials that use NPCC include tires, PVC, PP and PE plastic materials, ink, paints and paper.  China’s fast-growing economy and on-going nationwide urbanization progress have fueled the rapid development of the automobile, construction and consumer sectors, which in turn have driven the increasing demand for NPCC products in China.  Driven by the consumption upgrade trend in China, an increasing number of manufacturers intend to use NPCC as a substitute for certain fillers or additives to improve the quality of their end products and to reduce production cost without sacrificing product quality.  We believe that high-quality NPCC products will continue to benefit from the on-going and rapid development of the construction, automotive and printing industries.  According to a NPCC Market Report by Frost & Sullivan dated November 10, 2008, the total sales volume of NPCC in China reached 340,000 metric tons in 2007 and the demand for NPCC is anticipated to increase at 21.1% (CAGR) until the year 2012.  As a result of the continued research efforts and development of a broader range of applications of NPCC products, we believe that demand for NPCC in China will continue to grow.

NPCC products have been primarily used in the following industries:

Tire and Rubber

NPCC, when treated by a surface coating agent to improve compatibility, can fill the spatial structure in rubber and enhance the properties of certain rubber products, such as tires and latex.  NPCC can be applied solely as an additive or used together with other fillers such as precipitated calcium carbonate, clay and carbon black to reduce expensive rubber content and to improve certain properties of the rubber products.  NPCC is a rubber strengthening additive that can enhance the flexibility, break elongation, tear resistance, abrasion resistance and  anti-aging performance of rubber and the use of NPCC provides a 10-20% overall improvement in performance measured by increased traction wave resistance, tear resistance, break elongation, tensile strength and aging resistance.  In addition, NPCC can also partially substitute for certain more expensive materials such as carbon black and silicon dioxide, thus reducing the overall cost of manufacturing without negative impact on reinforcing and whitening features.

China’s demand for automobile tires is expanding quickly, driven by the rapid development of the Chinese automobile industry.  Currently, China is the world’s second largest automobile producer after the United States.  According to the National Bureau of Statistics, China produced 9.3 million vehicles in 2008, up 5.5% year over year.  In addition, the shrinking average life cycle for tires in China is creating additional demand.  According to an article published by China Automotive Review in March 2008, Chinese car owners have shortened their average tire use period from 5 years to 2.5 years, which, in some developed areas, has decreased to as low as 2 years.  The frequency of tire changes in China has been steadly increasing, supported in part by a growing automotive aftermarket.  In addition, multinational tire producers are beginning to establish worldwide production centers and export bases in China, which should support incremental tire demand. We believe our NPCC product will obtain a larger market share in the rubber and tire fields.

Plastic Materials

Plastic materials, including PVC, PE and PP, are a significant end market for NPCC products.  When modified with a surface coating agent, NPCC particles become compatible with organic substances which facilitate their use as a functional additive in plastic materials.  Modified NPCC particles can be used in plastics such as PVC building materials to increase their tensile strength, flexibility, durability and heat resistance, to stabilize their dimensions and to improve color fastness and glossiness.  In addition, NPCC can be used as a substitute for more expensive materials, such as silicon dioxide, which may considerably reduce the total cost of the end product.

China’s plastics industry has been growing at double-digit rates annually since 2000, supported by the nationwide urbanization progress, which is expected to continue through the next decade.  The development plans for China’s countryside, as laid out by the central government in China’s 11th Five-Year Plan (2006-2010), requires large amounts of film, pipes and house surfacing products, which should drive future demand for PVC, PE and PP synthetic plastic materials.  According to China Plastic Industry Yearbook 2007, the output of PVC increased from 2.5 million metric tons in 2000 to 7.9 million metric tons in 2006 with a CAGR of 21.6%, the output of PE increased from 3.1 million metric tons in 2000 to 6.0 million metric tons in 2006 with a CAGR of 12.0% while the output of PP increased from 3.0 million metric tons in 2000 to 5.8 million metric tons in 2007 with a CAGR of 11.5%.

Paper

We believe that China’s paper industry represents large untapped market opportunities for domestic NPCC manufacturers.  NPCC can be used as a functional additive for newsprint paper, coating paper and specialty paper products.  NPCC can improve the glossiness, whiteness, opacity and printability of paper products, while reducing the requirement for more expensive titanium dioxide or kaolin.  China’s paper industry is currently migrating from acid sizing to alkaline sizing in the production process.  This migration increases the market opportunity for NPCC, which can only be applied in the alkaline papermaking process.  According to the National Bureau of Statistics, China’s paper industry experienced rapid growth with paper and paperboard production increasing from 37.8 million metric tons in 2001 to 77.4 million metric tons in 2007, representing a CAGR of 12.7%.  With improving standards of living and the advancement of domestic papermaking technologies, China’s paper industry is expected to continue to develop and migrate to higher value-added products, which should create incremental demand and increase the range of applications for NPCC products.

Paints, Ink and Adhesives

NPCC products have a range of other applications in the construction and automotive industries, including surface coatings, oil-based paints, adhesives and sealants.  NPCC has also been widely used as an additive in oil-based printing inks.  When used as a substitute of certain more expensive materials such as titanium dioxide or kaolin, NPCC can reduce component cost as well as maintain or reinforce the features of the end products.  China is currently experiencing a wave of personal consumption upgrades and an in-depth reform in housing policies, which will result in incremental demand for diversified and improved paints, coatings and adhesives.  According to the EconTrends sector reports published by ISI Emerging Markets in 2007, coating manufacturing sector revenue increased from RMB 40.9 billion in 2003 to RMB 92.9 billion in 2006 with a CAGR of 31.4% and ink sector revenue increased from RMB 6.3 billion in 2003 to RMB 13.2 billion in 2006 with a CAGR of 28.0%.

The Coal-based Chemical Markets in China

Prior to November 2008, our coal-based chemical products included ammonium bicarbonate, liquid ammonia, methanol and melamine.

Ammonium bicarbonate is primarily used as a type of nitrogenous fertilizer.  According to the National Bureau of Statistics, the production of nitrogenous fertilizer is spread over 31 provinces around China.  Shandong Province currently ranks as the top province in terms of fertilizer production output.  The nitrogenous fertilizer industry in China is highly fragmented.  According to an analysis report on the Chinese fertilizer industry, published in February 2008 by SunFaith, a market research institute, China currently has over 1,000 fertilizer production companies, including nearly 600 companies manufacturing nitrogenous fertilizer.  Small to mid-scale factories account for half of total production and most focus on their respective regional markets due to the high cost of transportation.

Methanol is a major raw material used in the manufacture of coal-based organic chemicals.  Methanol output in China has grown rapidly in recent years.  According to a report by China Securities Journal dated March 19, 2008, China’s methanol production increased from 1.99 million metric tons in 2000 to 8.75 million metric tons in 2007, representing a CAGR of 23.6%.  China is currently the world’s second largest market for methanol consumption.  According to the Chinese government’s Mid to Long-term Development Plan for China Coal-based industries, methanol output in China is projected to reach 16 million metric tons, 38 million metric tons and 66 million metric tons in the year of 2010, 2015 and 2020, respectively.

The methanol industry is also expected to benefit from increasing demand for dimethyl ether (“DME”), as methanol is the major raw material for manufacturing DME.  DME is an alternative fuel which has experienced significant interest due to the rise in worldwide oil prices and the rise in global demand for energy.  The development of new DME facilities in China has resulted in an increase in demand for methanol.

Liquid ammonia is mainly used as a raw material for pesticides, compound fertilizers and refrigerant.  Melamine is used in the manufacturing of melamine xylenol-formaldehyde resin.

Our Business

Overview

We are a leading and fast growing manufacturer of specialty additives in China and, prior to November 2008, a coal-based chemical products manufacturer in Tai’an City, Shandong Province. Prior to November 2008, we operated in two primary business segments:

NPCC.  Our NPCC products are used as functional additives in various products due to their chemical and physical attributes. As a market leader of high-grade NPCC products, we use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries.  Based upon manufacturing capacity, we are the largest and a fast growing NPCC manufacturer in China.  In 2008, we generated 55.2% of our net revenue from sales of NPCC products.

Coal-Based Chemicals.  Prior to November 2008, we manufactured, marketed and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine primarily for use as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.  In 2008, we generated 44.8% of our net revenue from sales of coal-based chemical products.  We ceased production of current products of our coal-based chemical facility on October 31, 2008.

Nano Precipitated Calcium Carbonate

We commenced our NPCC operations in 2001 with the installation of our first NPCC production line, which had an annual production capacity of 10,000 metric tons, in Tai’an, Shandong Province.  Since then, we have rapidly increased our total NPCC production capacity to 190,000 metric tons as of December 2008 with a new facility in Xianyang, Shaanxi Province and have started construction of a new facility in Zibo, Shandong Province with a projected capacity of 240,000 metric tons.  We are currently the largest Chinese manufacturer of NPCC products in terms of production capacity, according to China Chemical News Weekly.  We estimate that we produced approximately 47.4% of the total NPCC products manufactured in China in 2008.  We also believe that we are the only NPCC manufacturer that supplies significant quantities of NPCC products to the tire industry in China.

We established a research and development center in Pudong, Shanghai, which is dedicated to the research and development of NPCC applications.  Our research and development center has attracted NPCC researchers and scholars with advanced degrees in chemistry and materials science who primarily focus on improving the quality of our existing NPCC products and developing innovative NPCC products for new applications.  As an example, we recently developed new NPCC products for use in the paper and PE industries and began receiving orders from paper manufacturers in 2007 and from PE customers in February 2008.  In addition, we expect to begin selling our newly developed NPCC products to the asphalt and PVC plastic glove markets in the near future.

We currently sell our NPCC products in Shandong Province, the Yangtze River Delta and other parts of China through resident sales representatives.  Internationally, in 2008, we sold our NPCC products to nine countries including Singapore, Thailand, South Korea, Malaysia, Vietnam, the Philippines, Iran, India and Israel. International sales accounted for 10% of the total NPCC sales revenue in 2008.  We intend to continue to broaden our geographical revenue base both within China and overseas.

Coal-Based Chemicals

In 2000, our affiliate, Shandong Shengda Technology Co., Ltd., acquired a coal-based chemical facility from a state-owned enterprise, brought it to profitability and, in 2005, the coal-based chemical business was integrated into the Company.  This coal-based chemical facility was located in Tai’an, Shandong Province and had been in operation for over 30 years.  On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing our coal-based chemical facility in Tai’an City ("Bangsheng Chemical Facility") to cease production due to the close proximity of the Bangsheng Chemical Facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at Bangsheng Chemical Facility on October 31, 2008.

Prior to November 2008, we sold our coal-based chemical products directly to end customers, including chemical plants, trading companies and farmers, the majority of which are located in Shandong Province.

Revenue and Net Income

Our combined revenue and net income have increased steadily since 2006.  In 2008, our revenue was $149.4 million and our net income was $40.0 million.

Our Competitive Strengths

We believe that our following competitive strengths enable us to compete effectively and to capitalize on the growth opportunities in the NPCC market:

Leading market position in the NPCC industry

•
Significant production capacity: We are currently the largest manufacturer of NPCC products in China with production capacity of 190,000 metric tons per year and with plans to increase our production capacity to 250,000 metric tons per year in 2009 with the addition of a new facility with an initial production capacity of 60,000 metric tons per year in Zibo, Shandong Province, which is currently under construction.  Our new facility in Zibo has an ultimate plant capability of 240,000 metric tons per year, which would increase our NPCC capacity to 430,000 metric tons per year.  Many of our NPCC customers engaged in tire manufacturing require large volumes of NPCC (up to 5,800 metric tons of NPCC per year). Due to our large production capacity, we believe we are strongly positioned to retain existing customers and attract new customers.

•
Advanced production technology and facilities: At our facility in Xianyang, Shaanxi Province, we employ a proprietary membrane-dispersion technology co-developed with Tsinghua University and we have an exclusive right to use this patent.  Our new facility in Zibo, Shandong will employ the same technology.  This advanced technology enables us to manufacture NPCC products of higher quality and at lower costs than NPCC products produced using the ultra gravity precipitation technology widely used in the industry.

In cooperation with Qingdao University of Science and Technology, we have developed proprietary formulas for modifying NPCC products to suit particular end products.  With these formulas, we have developed NPCC products for the tire, PVC building material, ink and paint industries.

We utilize stainless steel equipment for the production of 60,000 metric tons per year in our NPCC production lines in Xianyang, Shaanxi Province, which commenced production in April 2008 and have an annual capacity of 160,000 metric tons.  Our new facility in Zibo, Shandong will utilize the same stainless steel equipment.  In addition to yielding improved purity of NPCC products, these stainless steel lines require one-third less maintenance time than carbon steel lines, and have an expected life of 30 years compared to 10 years for carbon steel lines.

•
Strong customer relationships: We have formed strong relationships with our existing NPCC customers through the process of customer development, which generally takes four to six months or longer and involves intensive sample testing.  For example, as of the end of 2008, we had retained 24 out of our top 30 NPCC customers in 2007, which 24 customers accounted for 46.3% of our total NPCC sales for the twelve months ended December 31, 2008.  In general, we have enjoyed good relationships with our customers, which we believe is based on our high product quality and strong cooperative relations and communications with customers.  We believe that the high cost of switching NPCC providers provides a strong barrier to new market entrants.

Low-cost production base and scalable NPCC manufacturing capacity

We believe we are a low-cost producer of NPCC products.  Our location in China provides us with access to low-cost utilities, rent, expert research and reduced labor costs.  In addition, our close proximity to a limestone quarry in Xianyang, Shaanxi Province enables us to minimize transportation cost for limestone.

We have the ability to scale our production facilities to cost-effectively manufacture NPCC in large volumes.  We commenced commercial NPCC operations in 2001 with the opening of our first NPCC line located in Tai’an City, Shandong Province with a manufacturing capacity of 10,000 metric tons per year.  We have since expanded our total NPCC production capacity to 190,000 metric tons as of December 2008, and we are constructing a new facility in Zibo, Shandong Province, in the Zibo High-Tech Development Zone, with a total projected capacity of 240,000 metric tons.

Broad and diverse NPCC customer base

Our NPCC customer base has increased from 53 in 2003 to 136 in the fourth quarter of 2008.  We continue to focus on broadening and diversifying our customer base.  Our continuing marketing efforts through exhibitions, e-business platforms and our sales office network have enabled us to develop and serve customers quickly and efficiently.  Referrals from existing customers are one of our major marketing sources.  We are actively engaged in exploring and securing opportunities in a variety of markets, including the paper and paint industries within China and internationally. In 2008, we completed sample testing of our NPCC products with approximately 54 new sales leads and have initiated testing with 23 sales leads in a broad range of products and applications, such as PP, PE, rubber, adhesive, latex and coatings.  We generally convert approximately 50% of these leads into revenue producing customers, which further diversifies our customer base.

Strong NPCC research and development capability

•
In-house research and development center: We own a research and development center in Pudong, Shanghai, which is exclusively used for NPCC research and development.  We employ 13 research and development staff with advanced degrees and specializations in NPCC development.  Our research team primarily focuses on improving the quality of our existing NPCC products as well as developing innovative NPCC products for new applications.

•
Strategic alliances with universities: We have a strong track record of working in partnership with various universities to develop new NPCC technologies and products.  In collaboration with Tsinghua University, we jointly developed the membrane-dispersion technology for producing NPCC, which was patented in November 2007.  We have an exclusive right to use this patent until September 2025.  We will continue to consider working with external institutions on a selective basis to further develop our NPCC products.

Experienced management team

We have an experienced management team with a proven track record of developing and expanding our operations.  Mr. Xiangzhi Chen, our President and Chief Executive Officer, is a pioneer in the NPCC industry in China and has led the sales growth of the Company from $30.4 million in 2003 to $149.4 million in 2008 while enhancing profitability.  Most of our senior management have worked together as a team for over seven years and have extensive experience in the NPCC industry.  Our management team’s strong industry expertise and execution capabilities have enabled us to significantly ramp up our NPCC production within a short period of time.

Our Strategies

We are primarily focused on the development, manufacture and marketing of NPCC products to capitalize on the rising demand of these products within a broad range of industries and applications.  We strive to become the market leader of NPCC products worldwide and plan to implement the following specific strategies to achieve our goal:

Expand production capacity and capitalize on economies of scale

We currently have an installed annual NPCC production capacity of 190,000 metric tons.  Demand for NPCC products in China is expected to increase to 750,000 metric tons by 2010.  We plan to expand our NPCC capacity and have started constructing a new facility in Zibo, Shandong Province with a total projected capacity of 240,000 metric tons.  We believe that capacity expansion will provide us with improved economies of scale in purchasing raw materials and strengthen our position in negotiations with various suppliers.  In addition, we believe that we will also enjoy improved government incentives as we expand our business to new locations given our established leadership position in the NPCC industry.

Continue to focus on research and development

•
Improve product quality: The membrane-dispersion technology, jointly developed by us and Tsinghua University and deployed at our new NPCC facility in Xianyang, Shaanxi Province, improves our production stability and yield of nano particles.  Our Tai’an NPCC facility was ISO 9001 certified in 2003 for a period of three years and our NPCC products were awarded “Shandong Top Brand” at the end of 2006.  Our new NPCC facility in Xianyang, Shaanxi Province was ISO 9001 certified in 2008 and is now in the process of passing reevaluation for the year 2009.  Our research and development team is focused on continuously improving the quality of our NPCC products, reducing production costs and enhancing value for our customers.

•
Develop innovative NPCC products for application in new end markets: We have developed NPCC products for various end markets using our proprietary technology for particle modification.  This technology enables us to modify the property of a particular NPCC product so that it integrates well with, and improves the general property of, a particular end product to which the NPCC product serves as a functional additive.  We will continue to focus significant research and development efforts on developing new NPCC products for new markets to contribute to our long-term sustainable growth.

Strengthen sales and marketing efforts

We have established long-standing relationships with a broad base of customers in China.  We believe that demand for our NPCC products will continue to grow with the strength of our current end markets in combination with the addition of new markets and applications.  Our sales and marketing staff systematically target new industries where our NPCC products can add value to potential customers.  Our sales and marketing materials are especially designed to clearly outline the features of our NPCC products and demonstrate the value of NPCC products for selected end markets.  We also deploy our sales staff in strategic locations, which allows quick responses to customer inquiries and customized assistance.  We intend to continue to increase our sales in overseas markets by establishing overseas sales offices and utilizing appropriate e-business platforms to promote our NPCC products in international markets.  We are also exploring options to sell our NPCC products to overseas markets through third party distributors.

Seek selective acquisitions and strategic investments

We are actively seeking selective acquisitions and strategic investment opportunities in the NPCC and chemical businesses, with the goal of integrating acquisitions into our existing businesses.  We will be opportunistic in expanding our operations by acquiring underperforming enterprises at reasonable valuations or undertaking new projects.  We seek transactions that will add scale to our existing business lines, broaden our distribution reach and product offerings, and help us to develop a stronger market presence.

Our Products

Prior to ceasing production at our coal-based chemical facility on October 31, 2008, we primarily operated in two business segments: NPCC and coal-based chemicals.  Our key products within each segment and their respective end markets are as follows:

NPCC Applications	Primary Use
Rubber	Additive for tires
Plastic	Additive for PVC building materials and polyethylene (PE)
Paint and ink	Additive for ink and water-based and oil-based paints
Latex	Additive for latex gloves
Adhesive	Additive for high-grade silicone adhesive and polysulfide sealant
Paper	Additive for coating paper

Coal-based Chemicals	Primary Use
Ammonium-Bicarbonate	Fertilizer
Liquid ammonia	Raw material for pesticides, compound fertilizers, refrigerant
Methanol	Raw material in the manufacture of organic chemicals
Melamine	Raw material in the manufacture of melamine xylenol-formaldehyde resin

Our NPCC business focuses on the production of high-quality and low-cost NPCC products.  We plan to increase our sales volume and gain market share in NPCC products.  Our NPCC business has strong positions in the tire and PVC building materials markets, and has expanded into ink, paint, latex and adhesives.  To further diversify our customer base, we plan to gain share in the paper and polyethylene markets, which are currently relatively underserved by the NPCC industry.

Prior to November 2008, our coal-based chemicals business focused on serving its local and regional markets with high-quality products.

We have established effective quality assurance systems for our NPCC products.  Our Tai’an NPCC facility was ISO 9001 certified in 2003 for a period of three years and our NPCC products were awarded “Shandong Top Brand” at the end of 2006.  Our NPCC facility in Xianyang, Shaanxi Province was ISO 9001 certificated in 2008 and is now in the process of passing its reevaluation for the year 2009 .

Intellectual Property

We jointly own a patent with Tsinghua University for advanced NPCC particle production technology based on membrane-dispersion techniques.  This patent was officially issued in November 2007 and will expire on September 9, 2025.

We also utilize a proprietary technique for NPCC chemical modification to tailor our NPCC particles to the end product and add value to our customers.

We utilize a trademark for our NPCC products, which is licensed by our related party and registered with the Trademark Office of the State Administration for Industry and Commerce of China, relating to the Chinese words “盛科 (Shengke)”  As approved by our related party, we have permanent, free rights to use this trademark.

           The trademark for our coal-based chemical products, relating to the Chinese words “泰丰 (Taifeng),” is also registered with the Trademark Office of the State Administration for Industry and Commerce of China.

Research and Development Efforts

We currently have 13 members in our research and development team.  Among them, six hold Ph.D. degrees and five hold Masters degrees and most have worked in the NPCC research field for more than four years.  Mr. Zhude Xu, our Director of Research and Development, graduated from the University of Southern California with a Ph.D. in Chemistry and once served as a professor at Zhejiang University.  Mr. Xu is leading our effort to develop and improve the proprietary technology for chemical modification in NPCC products.  This new technology can be used to modify the property of a specific NPCC product to fit a particular end product and, in addition, improve the property of such end product.  Recently, much progress has been made in the applications in paper, PE and asphalt products. With this new technology, tires, PVC building materials, paints, adhesives and paper of equal or better quality can be made at a lower cost.  We are also developing NPCC products for other applications, such as asphalt and epoxy resin, and developing other modifying preparation methods.

Our research and development activities are a three-stage process.  During the first stage, we apply surface coating agents to NPCC according to different pre-designed formulas for comparative studies.  The modified NPCC is tested for mass, size, oil absorbance and other traits to determine if it displays the appropriate features.  During the second stage, approximately two kilograms of NPCC product is produced with lab equipment using a formula selected at the first stage.  The NPCC product produced is applied to an end product such as a tire, paint or ink.  The end product is then tested for a set of properties and other parameters to determine if they meet expectations.  If the formula is successful at the second stage, it will be further tested.  During the third stage, several tons of the NPCC products are manufactured at the NPCC facility using the formula that passed the second test and is sent to potential customers for an industrial scale test.  Our research and development staff is dispatched to such customers’ sites to assist with the test.

We are focused on further developing and improving our core manufacturing technologies so that we can expand our product lines and reduce overall costs.  In 2008, we completed samples testing of our NPCC products with approximately 54 companies in various industries, such as PVC, rubber, adhesive, latex and coating.  Of all these 54 companies, 46 companies have begun or are ready to purchase after the first round of testing and 8 companies have indicated interest in further testing, and we consider most of them to be potential new customers. As of December 31, 2008, we had 8 potential customers in the final stage of our sample testing process.

We had previously entered into joint development agreements with Tsinghua University and Qingdao University of Science and Technology to develop new NPCC technologies.  Under the agreement with Qingdao University of Science and Technology, we have exclusive ownership to any technology developed. Under the agreement with Tsinghua University, we jointly own any technology developed and have an exclusive right to use such technology.  Our joint program with Tsinghua University has produced a membrane-dispersion patent which was granted by the Patent Office of the State Intellectual Property Office of China in November 2007.

In addition, we have adopted advanced membrane-dispersion technology in the production process at our new Xianyang, Shaanxi facility and will adopt the same technology in our new Zibo, Shandong facility, which is currently being constructed.  This technology not only reduces production cost, but also enables us to have better control of the size and consistency of the nano-particles, which greatly improves our NPCC product quality. We purchased a research and development center in Shanghai with a total investment cost of $1.6 million. The center is the base for training research and technical personnel and developing proprietary technologies.  We believe that this research and development center is sufficient to meet our current research and development needs and we are in a good position to attract qualified research personnel at a reasonable cost.  Thus, we are currently conducting our research and development internally, and have terminated our research and development cooperation with Tsinghua University and Qingdao University of Science and Technology.

Sales and Marketing

Our sales team consists of 43 employees, 37 in the NPCC business, 11 of which are devoted to international NPCC sales, and 6 in our previous coal-based chemical division which have currently been allocated to our related party, Shandong Shengda Technology Co,.Ltd, and may be assigned to our NPCC sales team in the future.  To expand distribution channels and increase our market share, we regularly attend industry fairs and exhibitions, and we have become a member of www.alibaba.com.cn, the largest business-to-business Internet portal in China.

Through our sales and marketing efforts, we have successfully established our leadership in the NPCC industry in China, particularly for applications in the tire and PVC building materials markets.  Recently, we have successfully entered the oil-based paint and paper industries.  We are now actively marketing our NPCC products to the PP, PE and asphalt industries.  We have successfully completed sampling and testing of our products with a number of companies in these industries and have received small orders from PE customers.  We expect to begin supplying our products to PP and asphalt manufacturers in the near future.

At present, our NPCC products are primarily sold and marketed directly by our sales and marketing staff.  Our NPCC products are mainly sold in Shandong Province, Yangtze River Delta and several other provinces in northern and eastern China.  We are actively expanding our NPCC marketing network into other parts of China and have resident sales representatives in multiple locations in China including Shanghai, Xi’an, and Dongying, Shandong Province.  We have also successfully expanded into the international market for NPCC; we have sold our NPCC products to nine countries, including Singapore, Thailand, South Korea, Malaysia, Vietnam, the Philippines, Iran, India and Israel.  Additionally, our products are being tested by customers in North America.

Prior to November 2008, we were also a major supplier of coal-based chemicals in Tai’an City, Shandong Province.  All of our coal-based chemical products were sold in local and regional markets to chemical plants and farmers directly.

Suppliers

In 2008, the cost of raw materials accounted for approximately 65.2% of our total production cost.  Soft coal, modification agents, anthracite and limestone are the major raw materials for producing NPCC products, while anthracite and urea were the key raw materials for producing our coal-based chemical products.

We have multiple suppliers for all of our major raw materials, except for modification agents.  All of soft coal, anthracite and urea are in abundant supply in China with a large number of suppliers.  We are currently considering increasing our supplier partners for modification agents or potentially producing them internally.

           Given the importance of certain key raw materials such as coal and limestone to our business, we have established company procedures involving control of raw material procurement.

Supplier Management System

Although most of our key raw materials are widely available in China, the price for certain raw materials such as coal has been fluctuating greatly in the past few years, which has affected our profit margin.  We have adopted measures to reduce risks in raw material supply costs, including establishing long-term relationships with suppliers, diversifying supply sources, and seeking long-term contracts with suppliers.

Purchasing Procedures with View to Quality and Stability of Suppliers

Purchasing activities are conducted in accordance with our standard purchasing procedures.  Potential suppliers are provided with our quality standards for the raw material and are invited to make initial offers, which are compared objectively according to relevant quality guidelines.  After validating various suppliers’ services and capabilities for quality and stable supply, we select the qualified supplier with the lowest price.  Our finance department has also established an oversight process by appointing individuals to conduct independent market research of key raw material prices periodically.  We have implemented a standard procedure to insure that all purchasing requirements are strictly adhered to.

Major Suppliers

The table below lists our major suppliers as of December 31, 2008.

Major Suppliers for NPCC Business
	Suppliers	Amount Purchased in 2008 (USD million)	% of Total Purchases in 2008
Soft Coal	Shandong Taifeng Minerals Co.	1.9	6.0%
Soft Coal	Xianyang Chuangfa Trading Co., Ltd.	6.5	20.6%
Modification agent	Qingdao Siwei Chemical Co. Ltd.	8.1	. 25.8%
Anthracite	Feicheng Longxin Supply Storage & Transport Co.	0.9	2.7%
Total			55.1%

Major Suppliers for Coal Based Chemical Business Prior to November 2008

	Suppliers	Amount Purchased in 2008 (USD million)	% of Total Purchases in 2008
Anthracite	Gaoping Xingjie Trading Co., Ltd.	2.1	7.0%
Anthracite	Jincheng Qinshui Road Coal Sales Co.	2.8	9.2%
Anthracite	Jincheng Riyuejiu Trading Co., Ltd.	2.6	8.5%
Anthracite	Feicheng Tongyun Coal Co.	2.2	7.3%
Anthracite	Feicheng Longxin Supply Storage & Transport Co.	2.3	7.7%
Urea	Shandong Feicheng City Fertilizer Factory	4.1	13.7%
Urea	Shandong Feida Chemical Technology Co.	2.8	9.3%
Total			62.7%

Our Major Customers

We sell our NPCC products to customers in the tire, PVC building materials, ink, paint, latex, adhesive, paper and PE industries, which are mainly located in Shandong Province, the Yangtze River Delta and other parts of northern and eastern China.  Most of our top NPCC customers are large-scale manufacturers of tires and PVC building materials.  Our coal-based chemical products were sold to chemical plants and farmers primarily located in Shandong Province.  We have long-term relationships with most of our customers in the NPCC business..

For the fiscal year ended December 31, 2008, sales to our top five NPCC customers accounted for 14.5% of total NPCC sales, while sales to our top five coal-based chemical customers accounted for 11.9% of our total coal-based chemical sales.  For the same period, approximately 10.0% of our NPCC sales were to overseas markets, while all sales of our coal-based chemical products were made within China.

Major Customers of our NPCC Products
Name	Industry	Amount of Sale in 2008 (USD million)	Percentage of Total Sales
Triangle Tire	Tire	2.7	7.3%
Zhaoyuan Liao	Tire	2.6	6.9%
Double Star Tire	Tire	2.6	7.0%
Zhengjiang Suhui	Tire	1.7	4.7%
Total			25.9%

Dalian Jinyuan	PVC	2.7	9.8%
Yiyuan Ruifeng	PVC	1.9	6.9%
Quanzhou Lida	PVC	1.3	5.5%
Total			22.2%

Major Customers of Our Coal Based Chemicals Prior to November 2008
Name	Product	Amount of Sale in 2008 (USD million)	Percentage of Total Sales
Jiulong Experiment Chemical	Liquid Ammonia	1.3	5.1%
Taixin Chemical	Liquid Ammonia	1.3	5.0%
Huayangdier Chemical	Liquid Ammonia	1.3	4.8%
Linyi Zhengfa Chemical	Liquid Ammonia	1.3	5.1%
Laiwu Jinjian Chemical	Liquid Ammonia	1.3	5.1%
Total			25.1%

Tongfa Formaldehyde Factory	Methanol	0.8	6.5%
Jinan Fushihongxin	Methanol	0.8	6.6%
Linyi Yongda Formaldehyde Factory	Methanol	0.8	6.5%
Xinhua Construction Materials	Methanol	0.6	6.4%
Total			26.0%

Competition

We are subject to intense competition.  Some of our competitors have greater financial resources, larger staff, and better established market recognition in both domestic and international markets than us.

For our NPCC products, we compete based upon proprietary technologies, manufacturing capacity, product quality, product cost and ability to produce a diverse range of products.  Our competitors include NPCC manufacturers both within China and around the world.  Below is a list of Chinese NPCC manufacturers based on the markets in which we sell our products.

NPCC manufacturers in China
Name	Production Capacity (mt/year)
ShengdaTech, Inc.	190,000
Jiawei	170,000
Tianze	100,000
Yaohua	50,000
Guangping	30,000
CZ Calicum Carbonate	20,000
Keli	20,000
Perfection	15,000
BJ Chemical Building Material	14,000
Others	125,000

Source: Frost & Sullivan Report dated November 10, 2008 - Analysis of the Chinese Nano Precipitated Calcium Carbonate Market

We also face competition from certain well-established foreign chemical companies, including Imperial Chemical Industries Limited (ICI). Solvay S.A., Minerals Technologies Inc., and Shiraishi Calcium Kaisha Ltd.  For example, competition for our NPCC products in the paper and ink industries primarily comes from Japanese manufacturers such as Shiraishi Calcium Kaisha, which sells to Chinese automobile paint makers and Japanese ink makers in China.

For the coal-based chemical products, prior to ceasing production at our coal-based chemical facility on October 31, 2008, we competed on location, product quality, product price, and manufacturing capacity.  Our competitors were mainly other coal-based chemical manufacturers located in Shandong Province.

Competitors in Coal-based Chemical Business Prior to November 2008

Name	Production Capacity
Luye Chemical	60,000 MT synthetic ammonia, 240,000 MT ammonium-bicarbonate, 10,000 MT liquid ammonia, 10,000 MT methanol

Shuangfeng Chemical	80,000 MT ammonia bicarbonate, 130,000 MT urea, l0,000 MT condensed nitrogen acid, 50,000 MT compound fertilizer

Feida Chemical	100,000 MT synthetic ammonia, 100,000 MT ammonia bicarbonate, 130,000 MT urea, 30,000 condensed nitric acid, 50,000 MT compound fertilizer, 30,000 MT methanol

Source: Industry websites

Regulation

The Chinese government often adopts temporary measures to achieve its short-term economic goals.  For example, it issued policies that encourage farmers in China to increase their production of grains in order to boost the income of Chinese farmers and enhance China’s national security.

Our business is also regulated by a number of authorities which license the production of coal-based chemical products such as those we manufactured.  Prior to the cease of production, Bangsheng Chemical Facility, our coal-based chemical facility in Tai’an City, had been granted a Production Safety License from Shandong Bureau of Safe Production Supervision.  Our NPCC facilities are not required to obtain Production Safety Licenses.

In China, waste gas and water discharges in our manufacturing processes are regulated and must meet certain standards under China’s environmental laws and regulations.  The local branch of China’s Administration of Environmental Protection samples and tests our gas and water discharge regularly.  The specifications of these discharges must be consistent with the regulations for industrial waste water and gas and relevant laws and standards, including the Water Pollution Discharge Standard for the Synthetic Ammonia Industry issued by the China Administration of Environmental Protection.

Pursuant to the Environment Impact Assessment Law, which came into effect on September 1, 2003, construction or expansion of our NPCC facilities is subject to environment impact assessment procedures by local environmental protection authorities in China, including the acceptance of environment impact assessment reports of each project by the environmental protection authorities.  We currently have a total production capacity of 190,000 tons of NPCC per year in Shaanxi and Shandong, and we have passed environment impact assessment for 20,000 metric tons NPCC production capacity in our Shaanxi facility and 10,000 metric tons of NPCC production capacity in our Shandong facility.  The local environmental regulatory department in Qian County, where our Shaanxi facility is located, has orally advised us that we could complete the environment impact assessment procedures after all of our expansions have been completed as our planned production lines share the same facilities.  However, if the environmental regulatory department in Xianyang or at a higher level determines that we are not compliant with the Environment Impact Assessment Law, we may be subject to fines or other legal sanctions.  Although we have not been punished by any environmental regulatory department, we cannot assure you that the government will take the same position in future.

Employees

As of December 31, 2008 we employed 900 full-time employees with 307 in Shandong Haize Nanomaterials Co., Ltd., 553 in Shaanxi Haize Nanomaterials Co., Ltd.  Prior to November 2008, we employed 521 employees in our coal-based chemical division.  Of our total employees, 11.9% are management personnel and 4.8% are sales staff members.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts, which include confidentiality and non-compete provisions prohibiting employees from disclosing our trade secrets or using trade secrets for purposes other than benefiting us, with all employees.

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments.  We are required to contribute to the program at the rate of 20% of the average monthly salary of our employees.  In addition, we are required by Chinese law to cover employees in China with other types of social insurance.  Our total contribution may amount to as much as 30% or more of the average employee monthly salary.  We have purchased social insurance for all of our employees.  Social insurance expenses were approximately $410,320 and $735,440 for fiscal years 2007 and 2008, respectively.

Pursuant to Chinese laws, our Chinese subsidiaries are required to establish housing accumulation funds for their employees and to contribute to the funds at a certain percentage of the monthly salary of each employee.  Failure to comply with such obligation may subject our Chinese subsidiaries to fines not exceeding approximately $7,200 for each subsidiary.  We have established housing accumulation funds for our qualified employees as of December 2008.

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

 Risks Related To Our Business and Operations

We have been required to cease the production of the current products of our coal-based chemical production facility.  On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing the Company to cease production at our Bangsheng Chemical Facility in Tai’an City due to the close proximity of the Bangsheng Chemical Facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production of the current products at our Bangsheng Chemical Facility on October 31, 2008.  For the year ended December 31, 2008, our sales of coal-based chemical products were approximately $67.0 million, or 44.8% of our total revenue.  There is no assurance that we will succeed in expanding our NPCC business or accomplishing strategic acquisitions or investments in the chemical business going forward, and our revenues and profit could suffer.

Subsequent to the cease of  production of the current products of our coal-based chemical production facility on October 31, 2008, we generate all of our revenue from sales of our NPCC products and a reduction in revenue from our NPCC products would cause our revenue to decline and could materially harm our business.  After we ceased production of the current products at our Bangsheng Chemical Facility on October 31, 2008 in compliance with the directive from the Tai’an City Government, we no longer generate revenue from the sale of coal-based chemical products and derive all of our revenue from the sale of our NPCC products.  For the year ended December 31, 2008, our sales of NPCC products were approximately $82.4 million, or 55.2% of our total revenue.  Going forward, continued market acceptance of our NPCC products will remain important to our success, and a reduction in revenue from the sale of our NPCC products will materially harm our business, financial condition and results of operations.

We may not be able to maintain our lead in NPCC technology.  At present, we are the largest manufacturer of NPCC products in China in terms of production capacity.  Our competitive edge depends heavily on the new technology employed in our NPCC manufacturing process.  We adopted the ultra gravity precipitation technology in the manufacturing process in our Tai’an facility.  In our new facility in Shaanxi, we deployed the membrane-dispersion technology co-developed and co-owned with Tsinghua University.  The same membrane-dispersion technology will be utilized in our new facility in Zibo, Shandong, which is currently under construction.  We currently have the exclusive right to use this technology.  At this time, other than maintaining our own research and development center in Shanghai, we are not working in partnership with any universities or research institutions.  The growth of our business and development of new technology may require that we seek external collaborative partners for research and development.  We cannot assure you that we will be able to enter into agreements with collaborative partners on terms acceptable to us, if any at all.  In addition, if more advanced technology is developed for the manufacturing of NPCC by our competitors, we may lose our competitive advantage and our results of operations may be adversely affected.

Our NPCC products have limited application.  We may not be able to increase the market for our NPCC products.  Presently, our existing NPCC products are used as functional additives for tires, PVC building materials, ink, paint, latex, adhesives, paper and PE.  Our products, therefore, depend heavily on a limited number of industries.  Our growth potential may be limited if we cannot expand the markets for our existing NPCC products or develop new products for other industries.  Although we have increased our research and development efforts to expand the range of applications of our NPCC products, there is no assurance that we will succeed in our efforts.

We may not be able to continue to produce high-quality NPCC products, which may negatively impact our business.  We believe that our NPCC products are in demand because of their high quality.  We maintain quality control standard procedures and expect our employees to strictly comply with these procedures.  We also apply a distribution control system in NPCC production to ensure process control and stability.  If the quality of any of our products deteriorates due to any reason such as the failure to implement our quality control and distribution control systems, delays in shipments, cancellations of orders or customer returns and complaints, then our reputation may be harmed.  In addition, we purchase raw materials such as limestone and modification agents from third-party suppliers.  We may be unable to exercise the same degree of quality control over these third-party production facilities as we can over our own facilities.  Any quality problems associated with the raw materials produced by these third-party producers or suspension of the supply of high-quality raw materials may adversely affect our reputation and cause a decrease in sales of our products and a loss of market share.

Our NPCC business depends significantly on the tire industry.  If the composition of tires changes and we fail to develop formulas that are applicable to a new composition, our NPCC business could be harmed.  In 2008, our NPCC business derived approximately 43.3% of revenues from sales to tire manufacturers.  If these customers cease or decrease their orders of NPCC products from us, our NPCC business could be adversely affected.  In addition, our modified NPCC products can be used in tire production to obtain desired properties since the current tire composition allows for calcium carbonate as an additive.  If the composition of tires changes in the future, modified NPCC products may not be compatible with the change.  As a result, our NPCC business could be adversely affected.

We have not obtained certain required verification from the local Development and Reform Commission for our operations, which could limit our ability to further expand our operations in the future and adversely affect our business.  According to the Provisional Measures for Verification for Foreign Investment Project, or Verification Measures, effective as of October 9, 2004, any project with foreign investment shall apply for and obtain verification from National Development and Reform Commission of China or NDRC or a local branch of the NDRC, depending on certain numerical criteria such as the total investment amount of the project.  In addition, any material changes of the scope of a project that has been verified by the NDRC or its local branches shall also be subject to verification by the NDRC or its local branches.  Failure to comply with such regulations may prevent the project owner from obtaining other approvals or completing registrations necessary for conducting business including, among other things, approval from local branches of the Ministry of Commerce and registration with local branches of the State Administration for Industry and Commerce, the State Administration of Taxation, Customs, and the State Administration of Foreign Exchange.

At the present time, our Shaanxi NPCC facility has filed with the local branch of the NDRC of Qian County, Shaanxi Province, for the production capacity of 120,000 metric tons and is in the process of applying for the production capacity of 40,000 metric tons for our second phase.  Since the Verification Measures require verification by the local NDRC with jurisdiction prior to the commencement of projects, the filings made by our Shaanxi facility to the local branch of NDRC of Qian County, Shaanxi Province, may not be sufficient.  However, our Shaanxi NPCC facility has obtained other approvals and completed registrations necessary for its operation.

Although we have not been subject to any administrative penalties for the lack of the verifications from the local branches of the NDRC as of the date hereof, we cannot assure you that the NDRC will not take such measures against us in the future.  If the NDRC or its local branches determine that our failure to obtain the required verifications is not compliant with the Verification Measures, our ability to continue or further expand our operation may be adversely affected.

Prior to ceasing production of the current products of our coal-based chemical facility on October 31, 2008, our coal-based chemical manufacturing business involved the controlled use of potentially harmful and hazardous materials and chemicals.  Our coal-based chemical manufacturing process produced exhaust gas and waste water which may pollute the environment.  If an accident occurred in our coal-based chemical plant, toxic gas and other pollutants may  have leaked and caused serious pollution problems and we may become liable to pay damages or fines or undertake other liabilities under the Environmental Protection Law of the PRC, the Safety Administration Regulations for Hazardous Chemicals and other relevant rules and regulations.  Moreover, most of our coal-based chemical products are flammable, explosive, and hazardous, and posed a threat to the health and safely of our employees and residents around our facility.  If any accident occurred during manufacturing or transportation of these chemicals, we may be subject to significant monetary damages and fines.

The Chinese government is tightening its environmental laws and strengthening its enforcement, which could adversely affect our business.  With increased environmental awareness among Chinese citizens, the Chinese government is beginning to tighten environmental laws and regulations.  The measures include adopting new laws and regulations such as Urban and Rural Planning Law and Regulation on National General Survey of Pollution Sources, and amending existing laws and regulations such as Law of the PRC on the Prevention and Control of Water Pollution.  Some of these laws and regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the discharge of solid or liquid wastes and gases.  Recently, the Chinese government has stepped up its enforcement efforts due to the occurrence of several significant environmental disasters.  If we fail to comply with the PRC environmental protection laws and regulations or if any new or revised environmental laws and regulations are promulgated, we may have to increase capital investments to build or upgrade environmental protection facilities or incur the risk of being subject to fines, and, in either scenario, our business, results of operations and prospects may be adversely affected.

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

Our business, financial condition and operating results depend on our customers’ future success with their products, which may fail to achieve the results we and our customers expect. Currently, we supply the tire, PVC building materials, ink, paint, latex, adhesive, paper and PE industries with our NPCC products.  The potential for growth and success of our NPCC business largely depends on our customers’  future success in their products.  If our customers are not successful in developing their products, their demand for our NPCC products may decrease and our NPCC business may be adversely impacted as a result.

The sales cycle for our products is difficult to predict, which may make it difficult to plan our expenses and forecast our operating results and could have an adverse effect on our financial results and share price.  If our sales cycle lengthens, our quarterly operating results may become less predictable and more volatile.  Due to the relatively large size of some orders, a delayed sale could have a material adverse effect on our quarterly revenue and operating results. If our projected revenue does not meet our expectations, we are likely to experience a shortfall in our operating profit relative to our expectations.  As a result, we believe that period- to-period comparisons of our historical results of operations are not necessarily meaningful and that you should not rely on them as an indication for future performance.  It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors.  If this occurs, the price of our common stock will likely decrease.

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.  We are subject to reporting obligations under the U.S. securities laws.  We are required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting.  In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting.  Our management may conclude that our internal control over our financial reporting is not effective.  Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective.  Our reporting obligations as a public company may place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

In May 2008, our consolidated financial statements for the year ended December 31, 2007 were restated to correct an overstatement of advances paid to suppliers and an understatement of property and equipment.  In January 2007, our consolidated financial statements were restated to correct an overstatement of revenues and selling expenses for the years ended December 31, 2003, 2004, and 2005.  Also, our December 31, 2003 consolidated financial statements were restated to correct an overstatement of general and administrative expenses and an understatement of cost of sales and selling expenses.  Our restatements of our prior consolidated financial statements may have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions.  We are unable to predict what action, if any, the SEC or other regulatory bodies may pursue or what consequences such an action may have on us.  We are also unable to predict the likelihood of or potential outcomes from litigation, other regulatory proceedings or government enforcement actions, if any, relating to the need to restate our historical consolidated financial statements.  The resolution of these matters could be time-consuming and expensive, and further distract management from other business concerns and harm our business.  Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

Although the restatements we have made did not result in material changes to our previously reported revenues and profits, we cannot assure you that our financial statements will not be restated in a way that causes material changes to our reported revenues and profits in the future.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2008.  The identified material weaknesses relate to

(i)
the lack of adequate policies and procedures and lack of personnel possessing adequate technical accounting expertise to ensure that transactions are properly accounted for and disclosed in our consolidated financial statements; and

(ii)
we did not design and maintain effective policies and procedures to ensure adequate maintenance of tax records, timely reconciliation of income tax amounts and adequate analyses and review of deferred tax calculations. As a result, we did not maintain effective internal control over the accounting for income taxes and related financial statement disclosures.

We may not be able to successfully carry out our strategic acquisition and investment strategy.  Our future success depends in part on our ability to make strategic acquisitions and investments and failure to do so could have a material adverse effect on our market penetration and revenue growth.  We, therefore, intend to make strategic acquisitions and investments in the chemical business.  We cannot assure you however that we will be able to successfully make such strategic acquisitions and investments that will prove to be effective for our business due to certain uncertainties such as delay in obtaining required governmental approvals for making such strategic acquisitions.

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

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position.  The prices for the raw materials that we use in the manufacture of our NPCC products and, prior to November 2008, our coal-based chemical products are subject to market forces largely beyond our control, including, among other things, the prices of coal and limestone.  Both our NPCC and coal-based chemical businesses use coal as a raw material.  In the last few years, coal prices have fluctuated substantially.  In the period from January 2008 through December 2008, the highest anthracite price was $173.14 per metric ton and the lowest price was $100.03 per metric ton.  In 2008, coal accounted for approximately 35.9% and 67.8% of the costs of our NPCC products and coal-based chemical products, respectively.  In the past two years, the prices of limestone, another key raw material in our NPCC business, have fluctuated widely and the highest limestone price was $9.71 per ton and the lowest price was $5.79 per ton.  In December 2008, the price of limestone purchased for our Tai’an NPCC production facility remained the same as that of  November 2008, which was $9.71 per ton.  In 2008, limestone accounted for 4.2% of the cost of our NPCC products.  The price for coal and limestone may continue to increase in the future due to the rapid development of the Chinese economy.  If the price for coal and limestone increases in the future, our profit margin could decrease considerably.

We are dependent on our suppliers for key materials such as limestone and modification agent.  If we cannot secure such raw materials from our suppliers, our business may be adversely affected. We purchase limestone from suppliers as we do not mine limestone.  Currently, we purchase limestone from five suppliers for our NPCC business.  We may experience a shortage or interruption in the supply of our raw materials in the future and if any such shortage or interruption occurs, our production capabilities and results of operations could be materially adversely affected.  At the present time, we purchase our supply of modification agent used in NPCC production exclusively from two suppliers.  If these two suppliers are unwilling or unable to provide us with the modification agent we require in sufficient quantities and at acceptable prices, we would have to resort to our research and development center or alternative suppliers for modification agent supply.  We cannot assure you that our research and development center would be able to make modification agent in a timely manner and in sufficient quantities or if alternative suppliers would be able to provide modification agent at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all.  Our inability to find or develop alternative sources could adversely affect our business operations.

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

If we are successful in obtaining rapid market growth of our NPCC products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers.  Meeting any such increased demand will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which produce products.  Such demands would require more capital and working capital than we currently have available.  We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support our future growth.

Our business depends substantially on the continuing efforts of our executive officers, research personnel and other key personnel, and our business may be severely disrupted if we lose their services.   We depend on key members of our management team, research personnel and other key personnel.  We do not maintain key employee insurance.  If one or more of our executive officers and other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  Each of our executive officers, key research personnel and marketing managers has either entered into a confidentiality and non-competition agreement with us or is subject to confidentiality and non-competition obligations under their employment agreements with us.  However, if any disputes arise between our executive officers, key research personnel and marketing managers and us. we cannot assure you, in light of uncertainties associated with the PRC legal system, the extent to which any of these agreements could be enforced in China, where all of our executive officers reside and hold substantially all of their assets. See “--Risks Related to Doing Business in China—Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.”

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

We may have difficulties in enforcing our intellectual property rights through litigation. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor.  Such litigation may be costly and may divert management attention as well as our other resources away from our business.  An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation . In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.  The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial conditions.

We may not be able to obtain the consent of Tsinghua University for the use of the membrane-dispersion patent by any future subsidiaries. Pursuant to an agreement with Tsinghua University, our Shandong and Shaanxi NPCC facilities have the right to use a membrane-dispersion patent jointly held by Tsinghua University and us, and any third party use of the patent is prohibited without the prior consent of Tsinghua University. In the event that any future subsidiary, including our new NPCC facility in Zibo, Shandong, desires to use the membrane-dispersion patent, we will be required to enter into additional fee arrangements with Tsinghua University. However, we cannot assure you that we will be able to enter into such arrangements with Tsinghua University allowing the use by such future subsidiaries of the membrane-dispersion patent under terms and conditions acceptable to us.

Risks Related To Our Industry

           Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers. The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial conditions.

China’s commitments to the World Trade Organization may intensify competition.  In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution businesses and reducing customs duties.  As a result, foreign manufacturers may ship their NPCC products into or establish manufacturing facilities in China.  Competition from foreign companies may reduce our selling prices, revenue and profit margins, adversely affecting our business.

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

The Chinese economy differs from the economics of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways.  The economic reforms in China have been conducted under a tight control of the Chinese government.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

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

A slowdown or other adverse developments in the economy of the PRC may materially and adversely affect our customers, demand for our products and our business.  All of our operations are conducted in the PRC.  Although the economy of the PRC has grown significantly in recent years, we cannot assure you that such growth will continue.  In the last quarter of 2008, China’s gross domestic product or GDP growth slowed to 6.8% from 11.1% in the same period in 2007.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

Future inflation in China may inhibit our activity to conduct business in China. In recent years. the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past three years, the annual rates of inflation in China were 2.8% in 2006, 6.5% in 2007 and 7.8% in 2008.  Expansion and inflation have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  Higher inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the end market for our products.  In addition, due to the tightening of credit, we may have difficulties in securing funding from financial institutions in China, which could adversely affect our operations.

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

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us. State Administration for Foreign Exchange or SAFE issued a circular in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the circular as an “offshore special purpose company.”  PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006.  PRC resident stockholders are also required to amend their registrations with the local SAFE branch in certain circumstances.  We are aware that our PRC domestic resident stockholders subject to the SAFE registration requirement have registered with the Shandong SAFE branch and amended their registration upon the share exchange between us and Faith Bloom Limited.  We cannot provide any assurances that all of our stockholders who are PRC residents have made all required amendments and will make or obtain any applicable registrations or approvals required by these SAFE regulations.  The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or limit our PRC subsidiaries’ ability to obtain foreign-exchange-dominated loans.

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

In December 2006, the People’s Bank of China promulgated the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, setting forth the respective requirements for foreign exchange transactions by PRC individuals under either the current account or the capital account.  In January 2007, SAFE issued implementing rules for the Individual Foreign Exchange Rules, which, among other things, specified approval requirements for certain capital account transactions such as a PRC individuals participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company.  On March 28. 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule.  Under the Stock Option Rule, PRC individuals who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC agent or a PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures.  We and our PRC employees who might be granted stock options are subject to the Stock Option Rule.  If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

We may be treated as a resident enterprise for PRC tax purposes under the Enterprise Income Tax Law and its implementing rules which became effective on January 1, 2008, which may subject into PRC income tax for any dividends we receive from our subsidiaries and PRC income tax withholding for any dividends or interest we pay to our non-PRC stockholders or noteholders.  Under the Enterprise Income Tax Law of People’s Republic of China, or the EIT Law, and its implementing rules, all domestic and foreign investment companies in China will be subject to a uniform enterprise income tax at the rate of 25%.  In addition, dividends from domestic companies to their foreign stockholders will be subject to withholding tax at a rate of 10%, if the foreign investors are considered non-resident enterprises without any establishment or place of operation within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a lower withholding tax rate.  Moreover, under the EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC are treated as resident enterprises for PRC tax purposes.  Under the implementing rules of the EIT Law, “de facto management body” is defined as a body that has material and overall management and control over the business, personnel, accounts and properties of an enterprise.  Because all of our management is currently based in China, we may be considered a PRC resident enterprise.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC EIT Law purposes, a number of unfavorable PRC tax consequences could follow.  First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations.  In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%.  Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  The impact of the imposition of enterprise income tax will be mitigated to the extent we can obtain a foreign tax credit for such taxes against our U.S. income tax liability on such income.  Finally, it is possible that the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends or interest we pay to our non-PRC stockholders or noteholders and with respect to gains derived by our non-PRC stockholders or noteholders from transferring our shares or our convertible notes.

Our business benefits from certain PRC government incentives. Expiration of or changes to, these incentives could have a material adverse effect on our results of operations.  In accordance with the former PRC Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises and the related implementing rules, and as approved by the relevant tax authorities, currently, our PRC subsidiaries are subject to an effective enterprise income tax rate of 15% and a local income tax rate of 1.5%.  Under these approvals issued by tax authorities, Shandong Haize Nanomaterials Co., Ltd. and Shandong Bangsheng Chemical Co., Ltd. were exempted from enterprise tax for 2005 and 2006 and were taxed at a reduced rate of 16.5% in 2007 and would be taxed at 12.5% from 2008 to 2009; and Shaanxi Haize Nanomaterials Co., Ltd. was exempted from enterprise tax for 2006 and 2007 and would be taxed at a reduced rate of 12.5% from 2008 to 2010.  As these tax incentives expire, our PRC subsidiaries income tax rate will increase significantly, and any increase of our PRC subsidiaries’ income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

The EIT law provides a unified enterprise tax rate of 25% and unified tax deductions standards will be applied equally to both domestic-invested enterprises and foreign invested enterprises such as our PRC subsidiaries.  The EIT law also provides a five-year transition period starting from its effective date of those enterprises which were established prior to March 16, 2007.  On December 26, 2007, the State Council issued the Notice of the Slate Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives, or Circular 39.  Pursuant to Circular 39, foreign invested enterprises established prior to March 16, 2007 and eligible for preferential tax treatment, such as our PRC subsidiaries, will continue to enjoy the preferential tax treatment in the manner and during the period as former laws and administrative regulations provided until such period expires.  The unified income tax rate of 25% will be applied to our PRC subsidiaries after the expiration of the above-mentioned period of preferential tax treatment.  While the EIT law equalizes the tax rates for foreign invested enterprises and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to those classified as high technology companies enjoying special support from the state.  We cannot assure you that our PRC subsidiaries who currently enjoyed their respective tax holidays will continue to qualify for any preferential tax treatment after transitional period provided by the EIT law, which could result in a decrease in our profits.  Any increase in our effective tax rate as a result of the above may adversely affect our operating results.

Our subsidiaries in China are subject to restrictions on dividend payments and making other payments to us or any other affiliated company.  We are primarily a holding company and do not conduct any business operations other than our holding of the equity interests in China.  As a result, we rely on dividends, consulting and other fees paid to us by our subsidiaries in China.  Our ability to pay dividends and meet our obligations is partially dependent upon receiving such payments from our subsidiaries in China.  PRC regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China are also required to set aside at least 10% of their after-tax profits, if any, each year according to Chinese accounting standards and regulations to fund certain reserve funds, unless such reserve funds have reached 50% of their respective registered capital.  These reserves are not distributable as cash dividends.  Furthermore, our subsidiaries are required to allocate portions of their respective after-tax profits to their enterprise expansion funds and staff welfare and bonus funds at the discretion of their hoards of directors or equivalent governing bodies.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax.  If our PRC subsidiaries fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on its business.  Under PRC laws, our PRC subsidiaries are obligated to withhold and pay individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax.  Our PRC subsidiaries may be subject to certain sanctions and other liabilities under PRC laws in case of failure to withhold and pay individual income taxes for their employees in accordance with the applicable laws.  Sales commission is a component of the salary of NPCC salesmen and we do not currently deduct or withdraw income tax for this income. Although we have not received any notice or penalty from PRC tax authorities, we cannot assure you that such notice or penalty will not occur in the future. We have subsequently established relevant tax deduction policies and we believe that such taxes will be effectively deducted or withdrawn in 2009.

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

Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Risks Related To Our Common Stock

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

We may incur increased costs as a result of changes in laws and regulations relating to corporate governance matters. As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by The NASDAQ Global Select Market, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements have increased our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We may incur substantial additional indebtedness in the future, which could adversely affect our financial condition and our ability to generate sufficient cash to satisfy our outstanding and future debt obligations.  We may from time to time incur substantial additional indebtedness.  If we or our subsidiaries incur additional debt, the risks that we face as a result of such indebtedness and leverage could intensify.  The increase in the amount of our indebtedness could adversely affect our financial condition and our ability to generate sufficient cash.

For example, it could:

•	increase our vulnerability to adverse general economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to servicing and repaying indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in the businesses and the industries in which we operate;

•	place us at a competitive disadvantage compared to our competitors which have less debt;

•	limit, along with the financial and other restrictive covenants of such indebtedness, our ability to borrow additional funds; and

•	increase the cost of additional financing.

Our ability to generate sufficient cash to satisfy our outstanding and future debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control.  We may not generate sufficient cash flow to meet our anticipated operating expenses or to service our debt obligations as they become due.

For the year ended December 31, 2008, net cash inflow from operating activities was $38.9 million. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing existing indebtedness or seeking equity capital.  These strategies, if implemented, may not be instituted on satisfactory terms.  Any of these constraints upon us could materially and adversely affect our ability to satisfy our obligations under our 6.0% convertible senior notes due 2018.

Future issuances of shares or equity-related securities may depress the trading price of our shares.  Any issuance of equity securities could dilute the interests of our existing stockholders and could substantially decrease the trading price of our shares. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity and to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Sales of a substantial number of shares or other equity-related securities in the public market could depress the market price of our shares, and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our shares or other equity-related securities would have on the market price of our shares.  In addition, the price of our shares could be affected by possible sales of our shares by investors who view our convertible notes as a more attractive means of obtaining equity participation in our company and by hedging or arbitrage trading activity by investors that we expect to develop involving our convertible note.

The market price for our shares may be volatile.  The market price of our shares experienced, and may continue to experience, significant volatility.  For the period from December 31, 2007 to December 31, 2008, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$2.67 per share to a high of US$15.57 per share.  Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

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

You may have difficulty enforcing judgments obtained against us.  Substantially all of our assets are located outside of the United States.  Substantially all of our current operations are conducted in the PRC.  In addition, most of our directors and officers are nationals and residents of countries other than the United Slates.  A substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for you to effect service of process within the United States upon those persons.  It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United Stales and the substantial majority of whose assets are located outside of the United States.  In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.  In addition, it is uncertain whether such PRC courts would he competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state.

Risks Related To Our 6.0% Convertible Senior Notes Due 2018

The notes are unsecured, are effectively subordinated to all of our existing and future secured indebtedness and are structurally subordinated to all liabilities of our subsidiaries, including trade payables.  The notes are unsecured, are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables.  As of December 31, 2008, our subsidiaries had no short-term bank borrowings or long-term bank borrowings to which the notes would be structurally subordinated.  All of our operations are conducted through our subsidiaries.  None of our subsidiaries has guaranteed or otherwise become obligated with respect to the notes.  Our right to receive assets from any of our subsidiaries upon its liquidation or reorganization, and the right of holders of the notes to participate in those assets, is structurally subordinated to claims of that subsidiary’s creditors, including trade creditors.  Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us.  Furthermore, none of our subsidiaries is under any obligation to make payments to us, and any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations.  Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us.  For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on the notes.

We have made only limited covenants in the indenture for the notes, and these limited covenants may not protect your investment.  The indenture for the notes does not:

•
require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, does not protect holders of the notes in the event that we experience significant adverse changes in our financial condition or results of operations;

•	restrict our subsidiaries’ ability to issue securities that would be senior to the shares of our subsidiaries held by us;

•	restrict our ability to repurchase our securities;

•	restrict our ability to pledge our assets or those of our subsidiaries

•	restrict our ability to make investments or to pay dividends or make other payments in respect of our shares, or other securities ranking junior to the notes; or

•	restrict our ability to incur indebtedness in an amount not exceeding $15 million.

Furthermore, the indenture for the notes contains only limited protections in the event of a change in control.  We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations, which could substantially affect our capital structure and the value of the notes and our shares but may not constitute a “fundamental change” that permits holders to require us to repurchase their notes.  For these reasons, the noteholder should not consider the covenants in the indenture or the repurchase features of the notes as a significant factor in evaluating whether to invest in the notes.

Because we have not registered the notes and the shares issuable upon conversion of the notes, the noteholders will have a limited ability to resell them.  We have not registered the notes or the shares issuable upon conversion of the notes under the Securities Act or any state securities laws.  Unless they are registered, noteholders may not offer or sell the notes or the shares issuable upon conversion of the notes except pursuant to exemptions from the registration and qualification requirements of federal and state securities law.  Although we have agreed to file and make effective a registration statement under the Securities Act with respect to the notes and the shares issuable upon conversion of the notes, we may not be able to do so by and during the time periods we have agreed to do so.  In addition, the registration rights agreement we entered into with the initial purchasers will permit us to prohibit offers and sales of the notes pursuant to that registration statement for a period of up to an aggregate of 30 days (or, under certain circumstances, 60 days) in any 90 days period or an aggregate of 90 days in any 12-month period.  Holders of the notes must also take certain actions, including completing and submitting a questionnaire, and undertake certain obligations, before we are required to register their notes or the shares issuable upon conversion of the notes.  For these reasons, the noteholder may not be able to resell their notes or shares issuable upon conversion of the notes.  In addition, holders who sell their notes under the registration statement we agree to file may have certain potential liability under the Securities Act.

The increase in the conversion rate applicable to notes that holders convert in connection with a make-whole change of control may not adequately compensate you for the lost option time value of your notes that result from that make-whole change of control.  If a make-whole change of control occurs, we will under certain circumstances increase the conversion rate applicable to holders who convert their notes within a specified time frame.  The amount of the increase in the conversion rate depends on the date when the make- whole change of control becomes effective and the applicable price described in this offering memorandum.  Although the increase in the conversion rate is designed to compensate the noteholder for the lost option time value of their notes as a result of the make-whole change of control, the increase in the conversion rate is only an approximation of the lost value and may not adequately compensate the noteholder for the loss.  In addition, the noteholder will not be entitled to an increased conversion rate if the applicable price is greater than US$150 per share or less than US$15 per share (in each case, subject to adjustment).

Our obligation to increase the conversion rate as described above also could be considered a penalty, in which case its enforceability would be subject to general principles of reasonableness of economic remedies.

We may be unable to raise the funds to pay interest on the notes, to purchase the notes on the purchase dates, upon a fundamental change or at maturity.  The notes initially bear interest semi-annually at a rate of 6.0%, and we, in certain circumstances, are obligated to pay additional interest.  On June 1, 2011 and June 1, 2013, holders may require us to purchase, for cash, all or a portion of their notes, at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date.  If fundamental change occurs, holders of the notes may require us to repurchase, for cash, all or a portion of their notes.  We are obligated to pay the principal amount of the notes outstanding at the maturity date.  We may not have sufficient funds for any required repurchase of the notes or required payment of principal return or interest, and we may have to refinance our credit facilities in order to make payments under the notes.  In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a fundamental change.  These agreements may also make our repurchase of notes an event of default under such agreements.  If we fail to pay interest on the notes or repurchase the notes when required, we will be in default under the indenture governing the notes.

The conversion rate of the notes may not be adjusted for all dilutive events.  The conversion rate of the notes is subject to adjustment upon the occurrence of certain events, including, but not limited to, the issuance of share dividends on our shares, the issuance of certain rights or warrants, subdivisions, combinations, distributions of share capital, indebtedness or assets, cash dividends and certain issuer tender or exchange offers.

Such conversion rate will not be adjusted, however, for other events, such as a third party tender or exchange offer or an issuance of shares for cash, any of which may adversely affect the trading price of the notes or our shares.  In addition, an event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate.

Certain significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to purchase the notes.  The fundamental change provisions will only afford protection to holders of the notes upon the occurrence of certain transactions.  Other transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change.  In the event of any such transaction, the holders would not have the right to require us to purchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the value of notes.

Because your right to require repurchase of the notes is limited, the market price of the notes may decline if we enter into a transaction that is not a fundamental change under the indenture relating to the notes.  The term “fundamental change” is limited and may not include every event that might cause the market price of the notes to decline or result in a decrease in creditworthiness of the notes.  The term “fundamental change” does not apply to certain transactions in which at least 90% of the consideration paid for our shares in a merger or similar transaction is securities traded on a United States national securities exchange.  Our obligation to repurchase the notes upon a fundamental change may not preserve the value of the notes in the event of a highly leveraged transaction, reorganization, merger or similar transaction.

If you hold notes, you are not entitled to any rights with respect to our shares, but you are subject to all changes made with respect to our shares.  If you hold notes, you are not entitled to any rights with respect to our shares (including, without limitation, voting rights and rights to receive any dividends or other distributions on our shares), but you are subject to all changes affecting the shares.  You will only be entitled to rights on the shares if and when we deliver shares to you in exchange for your notes.  For example, in the event that an amendment is proposed to our certificate of incorporation or articles of association requiring stockholders approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to delivery of the shares, you will not be entitled to vote on the amendment, although you will nevertheless be subject to any resulting changes in the powers, preferences or special rights that affect our shares.

If an active and liquid trading market for the notes does not develop, the market price of the notes may decline and the noteholders may be unable to sell the notes.  The notes are a new issue of securities for which there is currently no public market, and no active trading market might ever develop.  If the notes are traded after their initial issuance, they may trade at a discount from their initial offering price, depending on prevailing interest rates, the market for similar securities, the price and volatility in the price, of our shares, our performance and other factors.  In addition, we do not know whether an active trading market will develop for the notes.  To the extent that an active trading market does not develop, the liquidity and trading prices for the notes may be harmed.

We have no plans to list the notes on a securities exchange; however, the notes sold to qualified institutional buyers pursuant to Rule 144A will be eligible for The Portal Market at the time of issuance thereof.  Any market-making activity, if initiated, may be discontinued at any time, for any reason or for no reason, without notice.

The liquidity of any market for the notes will depend upon the number of holders of the notes, our results of operations and financial condition, the market for similar securities, the interest of securities dealers in making a market in the notes and other factors.  An active or liquid trading market for the notes may not develop, and you may be unable to resell your notes or may only be able to sell them at a substantial discount.

Provisions of the notes could discourage an acquisition of us by a third party.  Certain provisions of the notes could make it more difficult or more expensive for a third party to acquire us.  Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of US$1,000.  We may also be required to issue additional shares upon conversion in the event of certain fundamental changes.

Transfers of the notes and the shares issuable upon conversion of the notes will be restricted.  We are offering the notes and the shares issuable upon conversion of the notes in reliance upon exemptions from registration under the Securities Act and applicable state securities laws.  As a result you may transfer or resell the notes and the shares issuable upon conversion of the notes only in a transaction registered in accordance with, or exempt from, these registration requirements.  To the extent a holder receives shares upon conversion of the notes that are not restricted shares, such shares may be sold over the Nasdaq Global Select Market without needing to rely on the shelf registration statement.  Pursuant to the registration rights agreement described herein, we have agreed to use our commercially reasonable efforts to file a registration statement with the SEC to register resale of the notes, the issuance of shares issuable upon conversion of the notes and the resale of such shares and to cause the registration statement to be effective.  If we do not comply with our registration obligations with respect to the notes, we will be obligated to pay additional interest to holders of the notes.  Selling securityholders who sell notes or shares issuable upon conversion of the notes pursuant to a shelf registration statement may be subject to certain restrictions and potential liability under the Securities Act.

Item 1B. Unresolved Staff Comments

There are no unresolved comments from the SEC.

Item 2. Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently lease from our affiliate, Shandong Shengda Technology Co., Ltd., which has land use rights to approximately 60,000 square meters of land consisting of manufacturing facilities, employee quarters, warehouses and office buildings in Tai’an City, China. We also own approximately 251,285 square meters land in Xianyang, Shaanxi Province, consisting of manufacturing facilities, employee quarters, warehouses, kitchens and office buildings. These constitute the basis of our operations as a manufacturer of NPCC products.

On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing the Company to cease the production of the current products of our Bangsheng Chemical Facility in Tai’an City due to the close proximity of the facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s relocation notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008.

In August 2006, Shandong Shengda Technology completed the construction of a new NPCC manufacturing facility with approximately 251,285 square meters in Xianyang City, Shaanxi Province, China. The designed capacity for this facility is 60,000 metric tons of NPCC in the first phase. In July 2007, we completed an additional 40,000 tons of capacity in the second phase. We added an additional 60,000 tons of capacity in the second quarter of 2008.  In addition, we have started construction of the first phase  of a new facility of approximately 234,487 square meters in the Zibo High-Tech Development Zone in Zibo, Shandong Province with a total projected capacity of 240,000 metric tons.

The main equipment and machinery of our NPCC business includes ultra gravity reactors, membrane dispersion micro-mix reactors, carbonators, limestone kilns, slaking equipment, and packaging machines. The main equipment and machinery of our coal-based chemical business included boilers, carbonation towers, desulphurization towers and methanol recycling towers.

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

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, And Issuer Purchases Of Equity Securities

MARKET PRICE INFORMATION

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “SDTH” since January 31, 2008. This was after our common stock had been quoted on the NASDAQ Capital Market under the symbol “SDTH” since May 24, 2007. There was no public trading activity in our shares during the two fiscal years through March 31, 2006. From March 31, 2006 to May 24, 2007 there was some minimal trading activity in our shares. The following table provides the high and low sales prices for our common stock for years 2007 and 2008.

Year ending December 31, 2007	High	Low
First Quarter	$5.30	$3.55
Second Quarter	$6.25	$3.60
Third Quarter	$6.95	$3.95
Fourth Quarter	$15.35	$6.00

Year ending December 31, 2008	High	Low
First Quarter	$15.57	$7.01
Second Quarter	$10.60	$7.43
Third Quarter	$10.49	$6.00
Fourth Quarter	$7.15	$2.67

Year ending December 31, 2009	High	Low
First Quarter (until March 27)	$4.15	$2.97

On March 27, 2009, the last reported sale price of our common stock on The NASDAQ Global Select Market was $3.17 per share.

Shareholders

As of March 27, 2009, we had 54,202,036 outstanding shares of common stock held by approximately 8,931 shareholders of record.

Recent Sales of Unregistered Securities

Our Current Reports on Form 8-K dated May 28, June 3, July 1, and December 3, 2008 are incorporated by reference herein in their entireties.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Repurchases of Equity Securities

No repurchases of our common stock were made in the fiscal year covered by this Form 10-K.

Item 6.   Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes, and the other financial information included in this report.

		Year Ended December 31,
		2004	2005	2006	2007	2008
Consolidated Statement of Income Data:
Sale of products
Chemical		$37,369,278	$43,985,596	$50,592,217	$53,933,120	$67,007,450
NPCC		12,741,169	14,613,733	22,007,814	46,721,673	82,419,689
Net sales		50,110,447	58,599,329	72,600,031	100,654,793	149,427,139

Cost of goods sold
Chemical		28,526,258	31,752,100	37,924,593	39,282,251	45,986,499
NPCC		8,124,449	9,264,339	13,297,976	26,812,587	48,316,242
Gross profit		13,459,740	17,582,890	21,377,462	34,559,955	55,124,398

Selling expenses		763,186	865,338	1,260,647	1,771,168	2,549,721
General & administrative expenses		926,174	967,357	2,641,474	3,232,911	4,394,896
Impairment		230,846	--	--	--	3,931,253
Operating Income		11,539,534	15,750,195	17,475,341	29,555,876	44,248,528
Other (expenses) income, net		--	129,665	(89,068)	(12,094)	(52,833)
Gain on extinguishment of long-term convertible notes		--	--	--	--	9,018,169

Interest income		22,848	82,611	140,375	274,203	235,219
Interest expense		5,331	--	--	--	(4,766,681)
Earning before income taxes		11,557,051	15,962,471	17,526,648	29,817,985	48,682,402
Income tax expense		4,144,713	—	—	2,787,640	8,646,951
Net Income		7,412,338	$15,962,471	$17,526,648	$27,030,345	$40,035,451
Earnings per share	-Basic	0.08	$0.25	$0.34	$0.50	$0.74
	-Diluted	0.08	0.25	0.34	0.50	0.60
Weighted-average shares outstanding	-Basic	87,305,912	64,455,210	51,900,641	54,107,408	54,202,036
	-Diluted	87,305,912	64,455,210	52,022,801	54,188,410	62,205,660

	As of December 31,
	2004	2005	2006	2007	2008
Consolidated Balance Sheet Data:
Cash	$10,409,891	$10,749,300	$34,684,142	$26,366,568	$114,287,073
Accounts receivable	3,761,726	3,929,082	5,588,675	7,889,001	6,806,066
Advances to suppliers	—	262,591	872,289	2,249,867	-
Inventories	1,264,489	1,478,510	2,151,613	1,955,384	2,647,424
Due from related parties	—	943,308	1,601	1,712	-
Total current assets	15,437,578	21,337,652	43,455,672	38,476,494	124,251,388
Property, plant and equipment, net	12,547,242	8,579,676	23,479,725	62,343,416	99,878,791
Total assets	35,780,306	29,957,328	67,029,351	100,943,938	243,908,940
Total current liabilities	7,531,303	5,184,740	9,900,088	11,940,753	11,550,255
Long Term Convertible Notes	--	--	--	--	95,250,000
Total shareholders' equity	28,249,003	24,772,588	57,129,264	89,003,185	135,840,577

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations

Overview

We are a leading and fast growing Chinese manufacturer of specialty additives. Our NPCC products are used as functional additives in various products due to their special chemical and physical attributes. As a market leader of high-grade NPCC products, we use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries. Prior to November 2008, we also manufactured, marketed and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine. We marketed and sold coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.

Reorganization

We were organized as a Nevada corporation on May 11, 2001 under the name Zeolite Exploration Company for the purpose of acquiring, exploring and developing mineral properties. We conducted no material operations from the date of our organization until March 2006. On March 31, 2006, we consummated a share exchange pursuant to a Securities Purchase Agreement and Plan of Reorganization with Faith Bloom Limited, a British Virgin Islands company, and its stockholders. As a result of the share exchange, we acquired all of the issued and outstanding capital stock of Faith Bloom in exchange for a total of 50,957,603 shares of our common stock. The share exchange is accounted for as a recapitalization of Zeolite and resulted in a change in our fiscal year end from July 31 to December 31. Faith Bloom Limited was deemed to be the accounting acquiring entity in the share exchange and, accordingly, the financial information included in this annual report reflects the operations of Faith Bloom, as if Faith Bloom had acquired us.

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

           As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi, China to run the new NPCC facility in Shaanxi. Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc. On July 1, 2008, Faithbloom formed a wholly-owned subsidiary in Zibo, Shandong to operate our new NPCC facility in Zibo, which is currently under construction.  Our corporate structure is depicted in the following chart:

Net Sales

We derive our net sales from the sale of our NPCC products.  Prior to November 2008, we derived our sales of products from two segments: NPCC and coal-based chemicals. The most significant factors that directly or indirectly affect our sales are as follows:

●	manufacturing capacity of NPCC;

●	breakthroughs of R&D and applications of NPCC;

●	pricing of our NPCC products;

●	actions of competitors;

●	industry demand; and

●	exchange rate

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 30,000 metric tons as of December 31, 2003 to 90,000 metric tons as of December 31, 2006, and to 130,000 metric tons as of September 30, 2007 and to current 190,000 metric tons as of December 31, 2008. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers, attract new customers and increase our sale of products.

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

Exchange rate. Our sales of products has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD, which is the functional currency of ShengdaTech, Inc. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

Prior to November 2008, sales from our coal-based chemical business were derived from sale of ammonia-based chemicals, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine, to local farmers and chemical plants located in Shandong and other surrounding provinces.

 On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing Bangsheng Chemical Facility, our coal-based chemical facility in Tai’an City, to cease production due to the close proximity of our facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008.

Our coal-based chemical business generally experienced a seasonal peak between March and November of each year, when our ammonium bicarbonate is in high demand due to the farming season in northern China.  December to February was typically the low season for our coal-based chemicals business, during which the price of our ammonium bicarbonate may drop approximately 6 to 8%.

Cost of Goods Sold

Cost of goods sold for NPCC and, prior to November 2008, coal-based chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of goods sold are as follows:

•	processing technologies for NPCC;

•	cost of transporting raw material;

•	supply and price of limestone;

•	availability and price of coal;

•	supply and price of electricity; and fluctuations in the RMB to USD exchange rate

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

Supply and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi facility is in proximity to a high quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee (the “Management Committee”). The Management Committee will initially sell to us approximately 150 million metric tons of supply sources of good quality limestone, with the sale and transfer of the mining rights to the Company to be completed within 12 months.

Availability and price of coal. Coal is the key raw material used to produce our coal-based chemicals and is also used in the production of our NPCC products as a key fuel for the calcination of limestone. We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Coal prices have fluctuated in the past few years. The average price of coal was approximately $70 per metric ton in 2004 and increased to approximately $80 per metric ton in 2005 and $90 per metric ton in 2006. In 2007, it was approximately $98 per metric ton and increased to $145 per metric ton in 2008.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC and coal-based chemicals, and, it is currently supplied by the local government. In the past few years, as the government supports supplies to the farming industry, for our coal-based chemicals, we have enjoyed a price discount on electricity of up to a 50% of the price of electricity for industrial users. As demand for coal-based chemical products increased, the Chinese government increased the price of electricity for the coal-based chemical industry from $0.043/kwh in 2007 to $0.047/kwh in 2008, while the price of electricity for the NPCC industry increased from  $0.06/kwh in 2007 to $0.08/kwh in 2008.

Fluctuations in the RMB to USD exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD, which is the functional currency of ShengdaTech, Inc.. The accompanying consolidated statements of income and comprehensive income have been translated using the average exchange rates prevailing during each of the periods presented.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, (d) the volume and costs of manufacturing of our products and (e) competitive activity.

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.  Selling expenses consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expenses to increase in the future as we further increase our sales. In the second quarter of 2007, we lowered the commission rate to sales staff from 5% to 3%, as the volume of sales of our NPCC business increased. As a result, we plan to employ more sales staff and pay more commission based on growing sales.

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

Critical Accounting Policies and Estimates

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our principal accounting policies are set forth in detail in Note 2 to our consolidated financial statements included elsewhere in this annual report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client (except for our exported products, for which title transfers at the customer’s port), risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied.  We sell all products to end users and recognize revenues, net with sales rebates and taxes, when the products are shipped. We have no post-delivery obligations on our products sold.

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value. On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing Bangsheng Chemical Facility to cease production due to the close proximity of our coal-based chemical facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008.  As a result, our operating expenses for the year ended December 31, 2008 had an impairment of equipment of approximately $3.9 million.

Results of operations

Comparison for the Years ended December 31, 2007 and 2008

Sales of Products

	For the Year Ended December 31,
	2007		2008		Period to Period Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Chemical	53,933,120	53.6	67,007,450	44.8	13,074,330	24.2
NPCC	46,721,673	46.4	82,419,689	55.2	35,698,016	76.4
Net sales	100,654,793	100.0	149,427,139	100.0	48,772,346	48.5

The sales of products of our coal-based chemical business increased by $13,074,330, or 24.2%, for the year ended December 31, 2008 compared to the prior year. The increase was mainly due to (1) additional revenue of $5,579,085 as a result of the increased price of ammonium bicarbonate by $35.51 per ton, which was offset by the decreased sales volume by 28,587.60 tons; (2) additional revenue of $1,150,553 as a result of the increased price of methanol by $111.57 per ton, which was offset by the decreased sales volume by 6,376.22 tons; (3) additional revenue of $5,919,751 as a result of the increased price of liquid ammonia by $144.27 per ton, which was offset by the decreased sales volume by 14,160.18 tons; (4) additional revenue of $4,617 as a result of the increased price of ammonia by $16.27 per ton, which was offset by the decreased sales volume by 93.27 tons; (5) additional revenue of $543,401 as a result of the increased price of melamine by $262.85 per ton, which was offset by the decreased sales volume by 1,443.22 tons. The decreases in sales volume was due to the fact that our Bangsheng Chemical Facility was mandated to stop production in October 2008 as it was located in designated residential and non-manufacturing business zones based on the local government’s enhanced urban safety and environment standard.

The increase in net sales from our NPCC business was $35,698,016 or 76.4% for the year ended December 31, 2008 compared to the prior year. The increase was mainly due to the increase of sales volume and price by 60,062.26 tons and $74.83 per ton, respectively as a result of our capacity expansion and increase in demand.

On August 11, 2008, the Company entered into an agreement with Shangdong Shengda, a related party, to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”) in an effort to consolidate the Bangsheng Chemical Facility operations with Jinan Fertilizer. In March 2009, the Company decided not to pursue the acquisition of Jinan Fertilizer. The agreement expires by its terms on March 31, 2009 with no liability to the Company. The Company intends to continue its chemical operations and is currently seeking strategic opportunities to continue its chemical operations.

Cost of Goods Sold and Gross Profit

	For the Year Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Segment Revenue	Amount ($)	% of Total Segment Revenue	Amount ($)	(%)
Cost of Goods Sold
Chemical	39,282,251	72.8	45,986,499	68.6	6,704,248	17.1
NPCC	26,812,587	57.4	48,316,242	58.6	21,503,655	80.2
Total Cost of Goods Sold	66,094,838	65.7	94,302,741	63.1	28,207,903	42.7

Gross Profit
Chemical	14,650,869	27.2	21,020,951	31.4	6,370,082	43.5
NPCC	19,909,086	42.6	34,103,447	41.4	14,194,361	71.3
Total Gross Profit	34,559,955	34.3	55,124,398	36.9	20,564,443	59.5

The gross margin of our coal-based chemical business increased by 43.5% (or $6,370,082 in gross profit), from 27.2% to 31.4%, which was mainly due to the increase in the sales price of chemical products which was partly offset by the increase in the prices of anthracite, soft coal and urea by $53.20, $28.32 and $91.72, respectively.

The cost of goods sold for our NPCC business increased by $21,503,655 or 80.20% for the year ended December 31, 2008 compared to the prior year. This increase was mainly due to (i) an additional $16,102,363 because of increased sales volume as a result of our NPCC capacity expansion; (ii) an additional $5,595,291 from the increase in the production cost of $93.16 per ton as the result of the increase in the price of raw materials.

Our gross margin of NPCC decreased from 42.6% to 41.4%. This was mainly due to an increase in the products sales cost of $46.40 per ton as the result of the price increase of anthracite and soft coal by $60.62 and $32.47, respectively. However, there was an increase of gross profit by $14,194,361 or 71.3% due to the increase in sales volume.

Operating Expenses

	For the Year Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Expenses
Selling Expenses	1,771,168	1.8	2,549,721	1.7	778,553	44.0%
General and Administrative Expenses	3,232,911	3.2	4,394,896	2.9	1,161,985	35.9
Impairment of Property, Plant and Equipment			3,931,253	2.6	3,931,253
Total Operating expenses	5,004,079	5.0	10,875,870	7.3	5,871,791	117.3

Selling expenses increased by $778,553, or 44.0%, for the year ended December 31, 2008 compared to the prior year. The main reason was sales commission increased by $765,345 as a result of the increase of sales.

General and administrative expense increased by $1,161,985 or 35.9% for the year ended December 31, 2008 compared to the prior year. The main reasons were (i) an increase of taxes of $85,894 paid in the form of land use tax to the government as the result of the establishment of our Zibo NPCC facility; (ii) the increase of $256,648 in the depreciation charge of our R&D Center and an amortization charge of $101,440 for land use rights newly acquired in Zibo; (iii) an increase of $108,146 as a result of increase in headcount as well as salary increases; (iv) an increase of $100,542 in R&D expenses; (v) charges of $675,690 in compensation for staff as the result of the cessation of production at our Bangsheng Chemical Facility; (vi) the increase of $362,294 in listing and professional fees as a result of changing our auditors and the issuance of our convertible notes and $70,680 in accrued counsel fee; and (vii) the decrease of operating expenses of $520,800 due to the cease of production at our Bangsheng Chemical Facility.

Due to the cessation of production at our Bangsheng Chemical Facility, the carrying amount of the plant equipment was reduced to the fair value based on estimated selling price in the used equipment market. This resulted in an impairment loss of fixed asset of $3,931,253 for the year ended December 31, 2008.

Operating Income and Earnings before Income Taxes

	For the Year Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Income	29,555,876	29.3	44,248,528	29.6	14,692,652	49.7
Interest income	274,203	0.3	235,219	0.2	(38,984)	(14.2)
Gain on extinguishment of long-term convertible notes			9,018,169	6.0	9,018,169
Other expense	(12,094)	(0.01)	(52,833)	(0.04)	(40,739)	336.9
Interest expense			(4,766,681)	(3.2)	(4,766,681)
Earning before income tax	29,817,985	29.6	48,682,402	32.6	18,864,417	63.3

Interest income for the year ended December 31, 2008 decreased by $38,984 or 14.2%, which was mainly due to a decrease in bank deposit interest rates.

Gain on extinguishment of long-term convertible notes for the year ended December 31, 2008 was $9,018,169, which was mainly due to the gain from our repurchase of $19.8 million face amount of our convertible notes.

Other expense for the year ended December 31, 2008 increased by $40,739, which was mainly to the increase in foreign exchange currency losses arising from our overseas sales.

Interest expense for the year ended December 31, 2008 was $4,766,681, which mainly resulted from our interest-bearing convertible notes issued in 2008.

Comparison for the Years ended December 31, 2006 and 2007

Sales of Products

	For the Year Ended December 31,
	2006		2007		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Sales of Products
Chemical	50,592,217	69.7	53,933,120	53.6	3,340,903	6.6
NPCC	22,007,814	30.3	46,721,673	46.4	24,713,859	112.3
Net Sales	72,600,031	100.0	100,654,793	100.0	28,054,762	38.6

Net sales of our coal-based chemical business increased by $3,340,903, or 6.6%, for the year ended December 31, 2007 compared to the prior year. The increase was mainly due to (i) an additional $5,204,542 from an increase in sales of liquid ammonia and melamine by 12,802 tons and 625 tons, respectively, and an increase in average sales price per ton of $12.77 and $49.51, respectively, which was offset by $1,772,508 from a decrease in sales of ammonium bicarbonate by 49,625 tons; and (ii) an decrease of $74,558 from the sale of surplus heat from our production process to the heat supply department of the local government.  The increase in sales for certain coal-based chemical products and the decrease in sales for other coal-based chemical products were caused by the adjustment of our product mix due to market conditions. For example, from December to February, the demand for our ammonium bicarbonate may be weaker while the demand for methanol may be stronger as compared to the rest of year.

The increase in total revenue from our NPCC business was $24,713,859, or 112.3%, for the year ended December 31, 2007 as compared to the prior year. The increase was mainly due to (i) an additional $22,579,161 in revenue from an increase in sales volume of 65,845 tons as a result of our capacity expansion and (ii) an additional $2,134,698 due to the Rmb’s appreciation against the USD.

Cost of Goods Sold and Gross Profits

	For the Year Ended December 31,
	2006		2007		Change
	Amount ($)	% of Total Segment Revenue	Amount ($)	% of Total Segment Revenue	Amount ($)%

Cost of Goods Sold
Chemical	37,924,593	75.0	39,282,251	72.8	1,357,658	3.6
NPCC	13,297,976	60.4	26,812,587	57.4	13,514,611	101.6
Total Cost of Goods Sold	51,222,569	70.6	66,094,838	65.7	14,872,269	29.0

Gross Profit
Chemical	12,667,624	25.0	14,650,869	27.2	1,983,245	15.7
NPCC	8,709,838	39.6	19,909,086	42.6	11,199,248	128.6
Total Gross Profit	21,377,462	29.5	34,559,955	34.3	13,182,493	61.7

The cost of goods sold of our coal-based chemical business increased by $1,357,658, or 3.6%, for the year ended December 31, 2007 as compared to the prior year. The increase was mainly due to a reduction of $1,006,450 from a sales volume decrease of methanol and ammonium bicarbonate as a result of products mix adjustments and an increase of $2,568,195 from a sales volume increase of liquid ammonia of 12,802 tons.

The cost of goods sold of our NPCC business increased by $13,514,611, or 101.6%, for the year ended December 31, 2007 as compared to the prior year. This was mainly due to an increase of $13,985,596 in cost from increased production volume as a result of our NPCC capacity expansion in Shaanxi.

Our gross margin of NPCC increased from 39.6% to 42.6% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Gross profit increased by $11,199,248, or 128.6%, primarily due to the introduction of new technology and the expansion of capacity with lower cost of raw materials in our new facility in Shaanxi.

Operating Expenses

	For the Year Ended December 31,
	2006		2007		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling expenses	1,260,647	1.7	1,771,168	1.8	510,521	40.5
General and administrative expenses	2,641,474	3.6	3,232,911	3.2	591,437	22.4
Total operating expenses	3,902,121	5.4	5,004,079	5.0	1,101,958	28.2

Selling expenses increased by $510,521, or 40.5%, for the year ended December 31, 2007 compared to the prior year. The main reasons were an increase of $451,950 in sales commissions paid as a result of the increase of sales and increased salary and insurance expenses of $57,841.

General and administrative expenses increased by $591,437, or 22.4%, for the year ended December 31, 2007 compared to the prior year. The main reasons were: (i) an increase of $630,939 in expenses related to consulting fees for compliance with Sarbanes-Oxley Regulations (SOX 404) and other consulting fees; (ii) an increase of $138,201 in depreciation of our research and development centre; and (iii) an increase of $26,547 in salary expenses as a result of staff increase; which were offset by a decrease of $265,535 in technology testing and research and development fees as well as office, business and entertainment fees. The decrease in technology testing and research and development expense was primarily due to the implementation of the new membrane-dispersion technology co-owned by us and Tsinghua University and ceasing the payment of licensing fees for our previously used ultra gravity technology.

Operating income and earnings before income tax

	For the Year Ended December 31,
	2006		2007		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating income	17,475,341	24.1	29,555,876	29.4	12,080,535	69.1
Interest Income	140,375	0.2	274,203	0.3	133,828	95.3
Non-operating Expense	(89,068)	(0.1)	(12,094)	(0.01)	76,974	(86.4)
Earnings before income taxes	17,526,648	24.1	29,817,985	29.6	12,291,337	70.1

Interest income for the year ended December 31, 2007 increased by $133,828, or 95.3%, as compared to the prior year. This increase resulted from an increase in net cash.

Non-operating expenses for the year ended December 31, 2007 decreased by $76,974, mainly because of less exchange loss and no loss from disposition of damaged and outdated equipment being incurred in 2007.

Liquidity and Capital Resources

	As of and for the Year ended December 31,
	2006	2007	2008
	Amount ($)
Cash	34,684,142	26,366,568	114,287,073
Accounts receivable, net	5,588,676	7,889,001	6,806,066
Working capital	33,555,584	26,535,741	112,701,133
Cash provided by operating activities	23,087,280	30,243,119	38,864,570
Cash provided by /(used in) investing activities	(15,874,952)	(38,527,613)	(51,982,948)
Cash provided by /(used in) financing activities	15,873,661	(1,995,105)	99,472,240

We believe, based on our current cash levels as well as the operating cash flows expected in 2009, that we will have sufficient funds to finance our current operations for at least the next 12 months. However, we have also planned additional capital expenditures in the next 12 months to expand business. We anticipate that these expenditures will be funded from working capital and financing activities. We believe that the capital expenditures may influenced by changes and there is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash. Our cash was held for capital expenditures, strategic investment and working capital purposes. As of December 31, 2008, our cash balance was $114,287,073 as compared to $26,366,568 as of December 31, 2007.  The increase was primarily due to the convertible notes issued in May 2008 and positive cash flow from operations partly offset with investment in property, plant and equipment. We did not enter into investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivable turnover in days were 18 days in 2008, 29 days in 2007 and 24 days in 2006. We established a credit policy granting a 90-day credit term in 2008 to standardize customers. As of December 31, 2008, there were no overdue accounts receivable.

Working capital. Our working capital balance fluctuates from period to period, which is affected by our cash flow from operating activities. Working capital increased significantly by $86,165,392 from $26,535,741 as of December 31, 2007 to $112,701,133 as of December 31, 2008 due to the increased cash from issuing of convertible notes.

Cash flows from operating activities. Cash provided by operating activities primarily consists of our cash receipts from product sales and equipment and the effect of changes in working capital and other operating activities. A primary factor affecting our operating cash flow is the timing of the cash receipts of the proceeds from the sales of NPCC and coal-based chemical products and payments to purchase raw materials. Cash provided by operating activities for the year ended December 31, 2008 increased by $8,621,451 from $30,243,119 for the year ended December 31, 2007 was primarily because of our increased collection of proceeds from the products sold. Cash provided by operating activities for the year ended December 31, 2007 increased by $7,268,509 from $22,974,610 for the year ended December 31, 2006 was because of increased production capacity of our NPCC facility.

Cash used for investing activities for the year ended December 31, 2008 increased by $13,663,022 from $38,319,926 for the year ended December 31, 2007 primarily due to the investment costs in Zibo facility. Cash used for investing activates for the year ended December 31, 2007 increased by $23,648,402 was primarily because of  the increase in purchase of machinery equipment for Shaanxi facility.

Cash provided by financing activities for the year ended December 31, 2008, which is mainly due to net proceeds amounting to $109,140,337 from the issuance of convertible notes and offset by cash paid for the repurchase of our convertible notes amounting to $9,890,000, compared with $(2,202,756) for the year ended December 31, 2007, which is due to the settlement of amounts due to related party. Cash provided by financing activities for the year ended December 31, 2006, which is mainly due to the proceeds from the issue of common stock.

Contractual Obligations

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal 1	$—	$—	$—	$95,250,000	$95,250,000
Long-term convertible notes-interest	5,715,000	11,430,000	11,430,000	22,860,000	51,435,000
Operating lease	426,862	187,353			614,215
Capital commitments	11,889,138	—		—	11,889,138
Total	18,031,000	11,617,353	11,430,000	118,110,000	159,188,353

1 On June 1, 2011 and June 1, 2013, holders of the notes may require the Company to purchase all or a portion of the notes subject to certain conditions.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our cash and cash equivalents are held for working capital and for the strategic investments and acquisition purposes and consist primarily of bank deposits. We do not enter into investments for trading or speculative purposes.

Foreign Exchange Risk. Although the conversion of the Chinese Yuan (“RMB”) is highly regulated in the PRC, the value of the RMB against the value of the U.S. dollar (“USD”) (or any other currency) nonetheless may fluctuate and be affected by, among other things, changes in the political and economic conditions in the PRC. Under the currency policy in effect in the PRC today, the RMB is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. The PRC is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could depreciate against the USD.

The functional currency of our operating subsidiaries in the PRC is RMB.  However, the accompanying financial statements have been expressed in USD, which is our functional currency. The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during the periods of each statement.

Fluctuations in exchange rates may affect our financial results reported in USD terms without giving effect to any underlying change in our business or results of operations.

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash  as of December 31, 2008, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately  $464,356 in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $(455,160) in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. As of December 31, 2008, we had no short-term borrowings. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. However, if we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.8% in 2005, 2.8% in 2006, and 6.5% in 2007. However, because of the recent global economic crisis, the danger of inflation is subsiding. For example, in December 2008, the rate of inflation in China was only 2.4%.

Item 8. Financial Statements And Supplementary Data

Quarterly financial information is presented as follows:

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales	$28,552,904	$39,845,453	$49,253,207	$31,775,575
Gross profit	10,063,069	14,645,671	16,741,124	13,674,534
Net income	7,414,986	10,030,952	9,926,270	12,663,243
Basic earnings per share	0.14	0.19	0.18	0.23
Diluted earnings per share	0.14	0.18	0.17	0.11

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales	$22,180,271	$22,680,529	$27,170,790	$28,623,203
Gross profit	6,974,585	7,664,907	9,660,956	10,259,507
Net income	5,406,628	6,032,887	7,811,260	7,779,570
Basic earnings per share	0.10	0.11	0.14	0.15
Diluted earnings per share	0.10	0.11	0.14	0.15

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Net sales	$16,308,211	$14,291,787	$18,818,131	$23,181,902
Gross profit	4,117,939	4,001,939	5,580,788	7,676,796
Net income	3,492,859	3,157,860	4,727,588	6,148,341
Basic earnings per share	0.08	0.06	0.09	0.11
Diluted earnings per share	0.08	0.06	0.09	0.11

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

There are no such reportable events as required by Item 304(b) of Regulation S-K.

Item 9a. Controls And Procedures

(a) Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness described in Management’s Report on Internal Control over Financial Reporting below. Notwithstanding the existence of the material weakness described below, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented.

(b)          Management’s report on internal control over financial reporting.

Internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act) is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Based on our evaluation of internal control over financial reporting as of December 31, 2008, management has determined that the following material weaknesses existed in our internal control over financial reporting:

•
For non-routine transactions and related disclosures, we did not maintain adequate policies and procedures and lacked personnel possessing adequate technical accounting expertise to ensure that those transactions are properly accounted for and disclosed in our consolidated financial statements.

•
We did not design and maintain effective policies and procedures to ensure adequate maintenance of tax records, timely reconciliation of income tax accounts and adequate analyses and review of deferred tax calculations. As a result, we did not maintain effective internal control over the accounting for income taxes and related financial statement disclosures.

These material weaknesses resulted in misstatements related to the repurchases of our convertible notes, income tax provisions, and errors and omissions in related party disclosures that were corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2008.

As a result of material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the criteria established in COSO's Internal Control — Integrated Framework.

Our independent registered public accounting firm, KPMG has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, as stated in their report, which appears below.

(c)          Remediation of Material Weaknesses.

Management is committed to hiring a sufficient number of technically-qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched, properly documented and timely addressed.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ShengdaTech, Inc.:

We have audited ShengdaTech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ShengdaTech, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on ShengdaTech, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management’s assessment related to the lack of adequate policies, procedures and personnel to address the accounting for and disclosures of non-routine transactions and the Company’s internal control over the accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ShengdaTech, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 31, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, ShengdaTech, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG
Hong Kong, China
March  31, 2009

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

Name	Age	Position
Xiangzhi Chen	47	President, Chief Executive Officer and Director
Anhui Guo	39	Director and Chief Financial Officer
Dongquan Zhang	68	Director
A.Carl Mudd	65	Director
Sheldon B. Saidman	66	Director
Xueyi Zhang	37	Vice President
Xukui Chen	36	President of Shandong Bangsheng Chemical Co., Ltd.
Lei Du	30	President of Shandong Haize Nano-Materials Co., Ltd
Yong Zhao	36	President of Shaanxi Haize Nano-Materials Co., Ltd.
Xiqing Xu	50	Vice President, Technology

Mr. Xiangzhi Chen has served as our chief executive officer, president and director since March 31, 2006. Mr. Chen is the founder of Faith Bloom and its subsidiaries and has served as their chairman and chief executive officer since the subsidiaries’ formation in 2001. He served as president of Shandong Shengda Technology Co., Ltd. from January 2003 to March 2009.

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

Mr. A. Carl Mudd has served as our director since February 23, 2007. Mr. Mudd has extensive management experience especially in the financial area. He has spent the past 14 years consulting with and mentoring CEOs and Boards of Directors of major companies on global strategy, business processes and international operations and 27 years as CFO, COO and President of international companies. From 2003 to 2006, he was an advisory director at CIMIC Holdings, Ltd. From 1993 to 1996, he served as director and chairman of the Audit Committee at AM International, Inc. Mr. Mudd also serves as an independent director and chairman of the Audit Committee for Sutor Technologies Group, LTD (SUTR) a NASDAQ listed company. He is also a Statutory Director of the National Association of Corporate Directors-North Texas Chapter. He is a Certified Public Accountant and holds a business degree from St. Edward's University. He also holds a Certification of Director Education – The National Association of Corporate Directors Institute.

Mr. Sheldon B. Saidman has served as our director since February 23, 2007. Mr. Saidman has extensive senior executive experience, especially in marketing and general management. He has held positions as President or Chief Operating Officer in several companies, both pubic and private. From May 2001 to October 2005, he served as President of Liberty Wire & Cable, Inc. He currently has his own business management consulting practice and serves on  another board of directors, Roscoe, Inc., a medical equipment and supplies company owned by a  private equity group. He holds a bachelor’s degree in journalism and public relations from The University of Maryland.

Mr. Xueyi Zhang has served as vice president since March 31, 2006. Mr. Zhang has served as vice president of Shandong Shengda Technology since January 2003. He also served as vice president of Shandong Shengda Construction Co., Ltd from January 2001 to January 2003.

Mr. Xukui Chen has served as president Shandong Bangsheng Chemical Co., Ltd. since October 2006. Mr. Chen is responsible for the management of our chemical business. From October 2005 to October 2006, he served as director of research and development of Shandong Shengda Chemicals Co., Ltd. He was president of Shandong Haize Nano-Materials Co. Ltd. (“Shandong Haize”) from October 2004 to August 2005. From October 2003 to September 2004, he was president of the alcohol division of Shandong Shengda Technology Co., Ltd. He served as vice president of the alcohol division of Shandong Shengda Technology Co., Ltd. from September 2000 to September 2003.

Mr. Lei Du has served as president of Shandong Haize since July 2008. From January 2007 to July 2008, Mr. Du served as the vice president of Shandong Haize. From July 2001 to January 2007, he served as the vice director of R & D center of Shandong Haize. He holds a bachelor’s degree in engineering from Qingdao Science & Technology University.

Mr. Yong Zhao has served as president of Shaanxi Haize Nano-Materials Co., Ltd. (“Shaanxi Haize”) since October 2006 and responsible for the overall management of our nano-materials business in Shannxi Haize. From August 2002 to October 2006, he was the vice general manager of Shandong Haize Nano-Materials Co., Ltd.

Mr. Xiqing Xu has been Vice President, Technology since March 2007. Mr. Xu is responsible for the management of the Research and Development Center. From 2004 to October 2006, he was the general manager of Shandong Bangsheng Chemical Co. Ltd. From 2002 to June 2004, he was the general manager of Shandong Haize Nano-Materials Co. Ltd.

Board Composition and Committees

Our Board has five (5) members, of which three (3) are independent directors. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. A. Carl Mudd, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of A. Carl Mudd, Dongquan Zhang and Sheldon B. Saidman, with A. Carl Mudd as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the independent registered public accounting firm.

The Audit Committee held nine (9) meetings for year 2008 and the attendance rates for all committee members are above 75%.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Dongquan Zhang, A. Carl Mudd and Sheldon B. Saidman as the chairman, all of whom are “independent” directors.

The Compensation Committee held one (1)  meeting for year 2008 and the attendance rates for all committee members are 100%.

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

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Sheldon B. Saidman, A. Carl Mudd, and Dongquan Zhang, with Dongquan Zhang as the chairman.

The Nominating and Corporate Governance Committee held one (1) meeting for year 2008 and the attendance rates for all committee members are 100%.

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

Mr. Sheldon B. Saidman, a director, did not file the required Form 4 in a timely manner in 2008.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to pay key management personnel, “Named Executive Officers” (NEOs) competitive remuneration based on the authority, responsibility, and accountability of the position held by the individual. In addition, the Company considers the competitive environment relative to compensation paid to senior management with comparable job scope in companies in related industries and of approximate size. The plan consists of several components, base salary, “subsidy,” a non-taxable income provided to offset housing and transportation expenses, and a supplemental amount referred to as “proceeds,” an element of total compensation on which bonuses are based.  The determination of subsidy and proceeds is a calculation made on total compensation and amounts to a combined 35%, with 14% allocated to subsidy and 21% to proceeds. The salary and subsidy portions are a fixed amount, while the proceeds portion is variable based on performance.  The Company believes that such an approach to their executive compensation packages is both equitable and competitive, while providing a positive motivational element to the overall performance of the senior management of the Company.

Bonuses earned by Named Executives are calculated against the dollar amount of the proceed portion and will be paid up to the amount of proceed dollars not to exceed the full 21%.   Judgment on performance and the percentage of the proceed amount is based on accomplishments in executing job tasks, and the general performance of the Company, measured against the financial plan for the bonus year. The bonus amounts are determined by the CEO. Mr. Chen’s bonus is determined by the Board of Directors on recommendation of the Compensation Committee. This bonus will be based on meeting all financial objectives set in the budget year, including revenue, net income and return on capital employed. The Company’s bonus plan promotes individual performance as well as contributions to the overall operation. Bonus dollars earned will be paid following audited results of Company financial statements reported in the year following the bonus year. The receiving executive must be employed by the Company at the time of bonus payments.  Except as so noted, in 2008, all NEOs earned the full amount of 100% of the established proceed amount.

Compensation Table

Name & Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All other Compensation	Total
(a)	(b)	(c)	(d)	(g)	(i)	(j)
Xiangzhi Chen, CEO	2008	$0		$0		$0	*
	2007	$0		0		0	*
	2006	$0		0		0	*
Anhui Guo, CFO	2008	$0		0		$0	*
	2007	$0		$0		$0	*
	2006	$0		0		$0	*
Lei Du, COO Shandong Haize (from 7/08)	2008	$27,083		$14,583		$41,666
Zhaowei Ma, COO Shandong Haize (resigned 7/08)	2008	37,917		$20,417		$58,334
	2007	$65,000		35,000		100,000
Yong Zhao COO Shaan’xi Haize	2008	$65,000		$35,000		$100,000
	2007	$65,000		35,000		100,000
Xukui Chen COO Shandong Bangsheng	2008	$52,000		$28,000		$80,000
	2007	$52,000		$28,000		$80,000

*The 2007 and 2008 compensation for Mr. Chen of $300,000 a year and for Ms. Guo of $100,000 and $120,000 a year respectively, was paid directly by Shandong Shengda Technology Co., Ltd.  For 2009 the Company will pay the total compensation of the two officers at the annual amount paid in 2008.

The Compensation Committee reviewed and approved the compensation paid to the NEOs as listed in the Compensation Table above. Recommendations for annual increases in compensation to named executives are to be presented to the Compensation Committee and are subject to their approval. Pay increases for non-named employees will be at the discretion of the employee’s supervisor, subject to senior management approval.

The regulations regarding employee pension and retirement plans governed by the Peoples Republic of China is the only program administered by the Company. No other supplemental plan exists.

The Company continues to work with the Compensation Committee in the development of an Employee Stock Option Plan (ESOP).

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any officer in 2008.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any officer in 2008.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2008.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the officers in 2008.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its officers upon termination or change in control.

Director Compensation

The following table sets forth information concerning all compensation paid to our independent directors for services rendered in all capacities for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Total Plan Compensation ($)
A. Carl Mudd	75,000	133,945

Sheldon B. Saidman	35,000	35,000

Dongquan Zhang	35,000	35,000

Independent directors will receive compensation for their service on the board and board committees consisting of (i) an annual retainer of $35,000 (ii) $1,000 for each telephone conference call meeting and (iii) $5,000 for each in-person meeting. We will also reimburse directors for travel and other out-of-pocket expenses incurred in connection with their board service. Effective April 1, 2008, A. Carl Mudd was selected by the board to serve as Lead Director and received a total of $30,000, and 15,000 stock options annually for this service. Additionally, Mr. Mudd received an extra $10,000 as compensation for the position of Chairman of Audit Committee. The aggregate value of the 15,000 stock options was $58,945 using the Black Scholes option pricing model. For detailed disclosures, please see page F-21 of Financial Statement to this Form 10-K under the caption “Options”.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Analysis and Discussion with the management of the Company. Based on the review and the discussions, the Compensation Committee recommended to Board of Directors that the Compensation Analysis and Discussions be included in the Company’s annual report on Form 10-K. The members of the Compensation Committee are Dongquan Zhang, Carl Mudd, and Sheldon Saidman, Chairman.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth information as of March 30, 2009, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 54,202,036 shares of common stock outstanding as of March 30, 2009.

Name and Address	Number of Shares	Percentage Owned
Xiangzhi Chen	22,902,912	42.3%
Fanying Kong	1,998,816	3.7%
Anhui Guo	—	—
Xueyi Zhang	—	—
Dongquan Zhang	—	—
A. Carl Mudd	25,000**	—
Sheldon B. Saidman	6,400	—
Xiqing Xu	1,159,584	2.1%
Lei Du	—	—
Directors and executive officers as a group (8 persons)	26,087,712	48.1%

The address for all these officers and internal directors is Youth Pioneer Park, Tai'an Economic and Technological Development Zone, Tai'an City, Shandong Province 271000, People's Republic of China.

* Ms. Fanying Kong is the wife of Mr. Xiangzhi Chen.
** Represents the number of shares of common stock plus options to purchase 20,000 shares of common stock that is exercisable within 60 days from March 30, 2009.

Item 13. Certain Relationships And Related Transactions and Director Independence

On December 31, 2008 the Company owed Shandong Shengda Technology Co. Ltd. $771,442, comprised primarily of rents from Shandong Haize, the Company’s subsidiary.  Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and an executive officer of Shandong Shengda Technology Co., Ltd.

On January 1, 2008, the Company owed $1,064,348 to Shandong Shengda Technology Co. Ltd. for the purchase of property and equipment. Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and an executive officer of Shandong Shengda Technology Co., Ltd.

In 2007, the Company purchased certain buildings and land use rights from Shandong Shengda for cash of $7,611,007.

In 2006, the Company purchased machineries from Shandong Haiqing for cash of $6,699,065.

Item 14. Principal Accounting Fees And Services

KPMG and Hansen, Barnett & Maxwell, P.C., (“Hansen”) have audited our financial statements for the 2008 and 2007 fiscal year, respectively. Hansen has also reviewed our financial statements included in the three Form 10-Q’s for the quarters ended on March 31, June 30 and September 30, 2008. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by KPMG, for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 are $ 395,314. The aggregate fees billed by Hansen for audit of the Company’s financial statements for the fiscal year ended December 31, 2007 and review of the Company’s financial statements included in the three Form 10-Q’s for the quarters ended on March 31, June 30 and September 30, 2008 are $340,375.

Audit-Related Fees. There were no fees for assurance and related services by KPMG or Hansen, for the fiscal year ended December 31, 2008 or 2007 respectively.

Tax Fees. We engage KPMG to provide service for the income tax returns in the U.S. for the fiscal year ended December 31, 2008, which are estimated to be $24,927. We also engaged Hansen for the same service for the fiscal year ended December 31, 2007, which were $2,848.

All Other Fees. There are no other fees for either audit-related or non-audit services billed by KPMG or Hansen, for the fiscal years ended December 31, 2008 or 2007.

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

SHENGDATECH, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ShengdaTech, Inc.:

We have audited the accompanying consolidated balance sheet of ShengdaTech, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ShengdaTech, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG
Hong Kong, China
March 31, 2009

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the
Shareholders of Shengdatech, Inc.

We have audited the accompanying consolidated balance sheet of Shengdatech Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shengdatech Inc. and subsidiaries as of December 31, 2007 , and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 14, 2008, except for property, plant and equipment at December 31, 2007, as to which the date is April 11, 2008.

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2008	2007

ASSETS
Current assets:
Cash		$114,287,073	$26,366,568
Accounts receivable		6,806,066	7,889,001
Other receivables		510,825	13,962
Advances to suppliers		-	2,249,867
Inventories	(3)	2,647,424	1,955,384
Due from related parties	(8)	-	1,712
Total current assets		124,251,388	38,476,494

Property, plant and equipment, net	(4)	99,878,791	62,343,416
Land use rights		15,593,548	124,028
Debt issuance costs	(9)	3,925,157	-
Deferred income tax assets	(6)	260,056	-
Total assets		$243,908,940	$100,943,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$4,493,551	$5,239,648
Accrued expenses and other payables	(5)	4,227,184	4,851,620
Income taxes payable	(6)	1,092,116	728,255
Due to related parties	(8)	1,737,404	1,121,230
Total current liabilities		11,550,255	11,940,753

Long-term convertible notes	(9)	95,250,000	-
Non-current income taxes payable	(6)	1,268,108	-
Total liabilities		108,068,363	11,940,753

Shareholders' equity:
Preferred stock, par value: $0.00001 authorized: 10,000,000 outstanding: Nil		-	-
Common stock, par value: $0.00001 authorized: 100,000,000 issued and outstanding: 54,202,036		542	542
Additional paid-in capital		21,897,316	21,616,468
Statutory reserves		8,130,601	5,642,419
Retained earnings		92,424,314	54,877,045
Accumulated other comprehensive income		13,387,804	6,866,711
Total shareholders' equity		135,840,577	89,003,185

Commitments and contingencies	(7)

Total liabilities and shareholders' equity		$243,908,940	$100,943,938

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

		For the Years Ended December 31,
	Note	2008	2007	2006

Net sales		$149,427,139	$100,654,793	$72,600,031
Cost of goods sold		94,302,741	66,094,838	51,222,569
Gross profit		55,124,398	34,559,955	21,377,462

Operating expenses:
Selling		2,549,721	1,771,168	1,260,647
General and administrative		4,394,896	3,232,911	2,641,474
Impairment of property, plant and equipment	(4)	3,931,253	-	-
Total operating expenses		10,875,870	5,004,079	3,902,121
Operating income		44,248,528	29,555,876	17,475,341

Other income (expense):
Interest income		235,219	274,203	140,375
Interest expense		(4,766,681)	-	-
Gain on extinguishment of long-term convertible notes	(9)	9,018,169	-	-
Other expense, net		(52,833)	(12,094)	(89,068)
Other income, net		4,433,874	262,109	51,307

Earnings before income taxes		48,682,402	29,817,985	17,526,648

Income tax expense	(6)	8,646,951	2,787,640	-
Net income		$40,035,451	$27,030,345	$17,526,648

Earnings per share:
Basic	(2)	$0.74	$0.50	$0.34
Diluted	(2)	$0.60	$0.50	$0.34
Weighted average shares outstanding:
Basic		54,202,036	54,107,408	51,900,641
Diluted		62,205,660	54,188,410	52,022,801

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Statutory	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity	Income
Balance as of December 31, 2005	45,120,000	$451	$8,608,864	$2,394,371	$13,568,100	$200,802	$24,772,588
Net income	-	-	-	-	17,526,648	-	17,526,648	$17,526,648
Appropriation to statutory reserves	-	-	-	907,008	(907,008)	-	-
Foreign currency translation adjustment, net of nil tax	-	-	-	-	-	1,614,682	1,614,682	1,614,682
								$19,141,330
Shares issued for cash, $2.39 per share	5,837,603	59	13,969,655	-	-	-	13,969,714
Reverse acquisition	3,137,500	31	63,478	-	-	-	63,509
Other	-	-	(971,496)	-	-	-	(971,496)
Warrants issued for consulting services	-	-	153,619	-	-	-	153,619
Balance as of December 31, 2006	54,095,103	541	21,824,120	3,301,379	30,187,740	1,815,484	57,129,264
Net income	-	-	-	-	27,030,345	-	27,030,345	$27,030,345
Appropriation to statutory reserves	-	-	-	2,341,040	(2,341,040)	-	-
Foreign currency translation adjustment, net of nil tax	-	-	-	-	-	5,051,227	5,051,227	5,051,227
								$32,081,572
Exercise of warrants	106,933	1	(1)	-	-	-	-
Other	-	-	(207,651)	-	-	-	(207,651)
Balance as of December 31, 2007	54,202,036	542	21,616,468	5,642,419	54,877,045	6,866,711	89,003,185
Net income	-	-	-	-	40,035,451	-	40,035,451	$40,035,451
Appropriation to statutory reserves	-	-	-	2,488,182	(2,488,182)	-	-
Foreign currency translation adjustment, net of nil tax	-	-	-	-	-	6,521,093	6,521,093	6,521,093
								$46,556,544
Share-based compensation	-	-	58,945	-	-	-	58,945
Excess tax benefit from exercise of warrants	-	-	221,903	-	-	-	221,903
Balance as of December 31, 2008	54,202,036	$542	$21,897,316	$8,130,601	$92,424,314	$13,387,804	$135,840,577

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$40,035,451	$27,030,345	$17,526,648
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,734,433	2,127,990	1,031,387
Land use rights expense	107,121	990	-
Amortization of debt issuance costs	1,092,675	-	-
Impairment of property, plant and equipment	3,931,253	-	-
Gain on extinguishment of long-term convertible notes	(9,018,169)	-	-
Loss on disposal of property, plant and equipment	-	1,845	16,377
Share-based compensation	58,945	-	153,619
Deferred income tax benefit	(260,056)	-	-
Changes in operating assets and liabilities:
Accounts receivable	1,587,245	(1,839,452)	(1,635,713)
Other receivables	(496,157)	144,500	4,040,220
Inventories	(552,135)	330,614	(611,842)
Due from related parties	1,798	-	952,552
Accounts payable	(1,821,581)	1,033,008	614,532
Accrued expenses and other payables	(914,920)	696,887	262,936
Income taxes payable	1,578,462	728,255	-
Due to related parties	(199,795)	(11,863)	736,564
Net cash provided by operating activities	38,864,570	30,243,119	23,087,280

Cash flows from investing activities:
Payment for property, plant and equipment, including interest capitalized	(36,654,578)	(38,407,530)	(15,874,952)
Purchase of land use rights	(15,328,370)	(120,083)	-
Net cash used in investing activities	(51,982,948)	(38,527,613)	(15,874,952)

Cash flows from financing activities:
Proceeds from issuance of long-term convertible notes	115,000,000	-	-
Payment of debt issuance costs	(5,859,663)	-	-
Extinguishment of long-term convertible notes	(9,890,000)	-	-
Due to related parties	-	(1,995,105)	1,903,947
Proceeds from issuance of common stock	-	-	13,969,714
Excess tax benefit from exercise of warrant	221,903	-	-
Net cash provided by (used in) financing activities	99,472,240	(1,995,105)	15,873,661

Effect of exchange rate changes on cash	1,566,643	1,962,025	848,853

Net increase (decrease) in cash	87,920,505	(8,317,574)	23,934,842
Cash at beginning of year	26,366,568	34,684,142	10,749,300
Cash at end of year	$114,287,073	$26,366,568	$34,684,142

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$740,951	$1,218,497	$854,068
Due to related parties for purchase of property, plant and equipment	$741,263	$(354,316)	$289,111

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,109,351	$2,088,364	$415,334
Cash paid for interest, net of capitalized interest	$3,197,756	-	-

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of business

Principal activities

ShengdaTech, Inc. (“ShengdaTech”) and its subsidiaries (collectively, the “Company”) are engaged primarily in developing, manufacturing and marketing nano precipitated calcium carbonate (“NPCC”). The Company sells its products mainly through a direct sales force.  The geographic markets cover several provinces, primarily Shandong and Shaanxi of the People’s Republic of China (“PRC”) and to a lesser extent other East Asian countries.  The NPCC sold by the Company is ultra fine precipitated calcium carbonate with an average particle diameter of under 100 nano-meters for application as an additive in various products, including  paper, paints, rubber and plastic industries. The Company currently supplies NPCC products primarily to the tire and polyvinyl chloride (“PVC”) building materials industries.

Prior to November 1, 2008, the Company’s chemical segment manufactured and sold chemicals including ammonium bicarbonate, liquid ammonia, methanol and melamine. Ammonium bicarbonate is mainly used for nitrogenous fertilizers and methanol is used as a raw material for chemical products. Methanol is a chemical material and a clean alternative to fossil fuel. Methanol is used in the chemical industry, pharmaceutical industry, light industry and textile industry. Melamine is the intermediate product of environment friendly resin. On June 20, 2008 the Company received a notice from the Tai'an City Government requiring Shandong Bangsheng Chemical Co., Ltd. (“Bangsheng Chemical”), which represents the Company’s entire operations for its chemical segment, to cease production by October 31, 2008 due to the close proximity of the chemical facility to residential and non-manufacturing business properties. The Company considered alternatives in order to continue the Company’s chemical operations and on August 11, 2008, the Company entered into an agreement with Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party of which the Chief Executive Officer (“CEO”) Mr. Xiang Zhi Chen (“Mr. Chen”) of the Company is the major shareholder, to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province. Jinan Fertilizer manufactures chemical products similar to those produced by Bangsheng Chemical and therefore the Company intended to consolidate the Bangsheng Chemical operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company will no longer pursue the acquisition of Jinan Fertilizer. The Company did not incur any liability or costs as a result of not consummating the acquisition of Jinan Fertilizer. The Company’s chemical operations approximated 45%, 54% and 70% of the Company’s total consolidated net sales and approximated 32%, 48% and 71% of the total consolidated earnings before income taxes for the years ended December 31, 2008, 2007 and 2006, respectively. Additional information regarding the Company’s chemical segment is presented in Note 14. The Company is currently seeking strategic investment opportunities to continue its chemical operations.

Although as of December 31, 2008, the Company had ceased all operations at Bangsheng Chemical, management had plans to continue the Bangsheng Chemical operations through the acquisition of Jinan Fertilizer, therefore concluded that the Company did not satisfy the criteria for discontinued operations reporting in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Organization

ShengdaTech is incorporated in Nevada in the United States of America (“U.S.”).  ShengdaTech’s wholly-owned subsidiaries, Shandong Haize Nano Co., Ltd. (“Shandong Haize Nano”), Bangsheng Chemical, Shaanxi Haize Nano Co., Ltd. (“Shaanxi Haize Nano”), and Zibo Jiaze Nano Material Ltd. (“Zibo Nano”) and collectively the “PRC operating subsidiaries” are established under the laws of PRC. Prior to March 31, 2006, Shandong Haize Nano and Bangsheng Chemical were wholly-owned subsidiaries of Faith Bloom Limited (“Faith Bloom”).

On March 31, 2006, ShengdaTech entered into a share exchange agreement with Faith Bloom pursuant to which ShengdaTech acquired all of the issued and outstanding shares of Faith Bloom in exchange for the issuance of 50,957,603 shares of ShengdaTech (the “Transaction”).

As a result of the Transaction, Faith Bloom became a wholly-owned subsidiary of ShengdaTech. Further because the former shareholders of Faith Bloom acquired approximately 94.2% of ShengdaTech’s outstanding stock, the Transaction was accounted for as a reverse acquisition in which Faith Bloom was deemed to be the accounting acquirer and ShengdaTech the legal acquirer.

Therefore, the historical consolidated financial statements of the Company for periods prior to the date of the Transaction are those of Faith Bloom, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Faith Bloom prior to the Transaction and the consolidated financial statements of the Company subsequent to the Transaction.

In addition, because ShengdaTech was a non-operating public shell company before the Transaction, no goodwill has been recorded in connection with the Transaction. The net assets of ShengdaTech at the time of the Transaction amounted to $63,509, mainly consisted of cash at bank and has been credited to shareholders' equity. The consolidated financial statements present on a retroactive basis as though the Transaction had occurred as of the earliest period presented.

Mr. Chen, the Company’s major shareholder and CEO, together with his wife, own 45.94% of the Company.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

NOTE 2 – Significant accounting policies

Principles of consolidation – The consolidated financial statements include the financial statements of  ShengdaTech and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation for accounts receivable, realizable value of inventories, the useful lives and recoverability of the carrying value of long-lived assets, income tax uncertainties and other contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Foreign currency transactions and translation –The functional currency of ShengdaTech and Faith Bloom is the U.S. dollar. The functional currency of the PRC operating subsidiaries is the Renminbi (“RMB”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at each balance sheet date. The resulting exchange differences are recorded in other expense, net in the consolidated statements of income.

The Company’s reporting currency is the U.S. dollar. Assets and liabilities of the PRC operating subsidiaries are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenues and expenses of the PRC operating subsidiaries are translated at average rates prevailing during the reporting period. Adjustments resulting from translating the financial statements of the PRC operating subsidiaries into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity and comprehensive income.

Fair value measurement – On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (Note 13). FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”), delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS No. 157 to the measurement of long-lived assets upon recognition of an impairment charge during 2008 (Note 4).

On January 1, 2009, the Company will be required to apply the provisions of SFAS No. 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

In October 2008, the Financial Accounting Standard Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which was effective immediately. FSP FAS 157-3 clarifies the application of SFAS No. 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during 2008.

Cash – Cash consists of cash on hand and cash at bank. As of December 31, 2008 and 2007, RMB 315,092,101 and RMB 191,093,944 (equivalent to $45,970,661 and $26,126,789), respectively, and U.S. dollar deposits of $67,589,228 and $236,625, respectively, were held at major financial institutions located in the PRC. The remaining balance was held primarily at major financial institutions located in the Hong Kong Special Administrative Region (the “HK SAR”). Management believes that these major financial institutions are of high credit quality.

Accounts receivable – Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.  Management reviews accounts receivable on a periodic basis and records allowances when there is a doubt as to the collectibility of the balance.  In evaluating the collectibility of accounts receivable balances, management considers various factors, including historical losses, current market conditions and customers’ financial condition, the amount of accounts receivables in dispute, and the accounts receivables aging and payment patterns.  The Company historically has not had any write-offs and all accounts receivable are current and due within 90 days as of the balance sheet dates.  As a result, no allowances for doubtful accounts has been recorded for any of the periods presented herein because management believes all accounts receivable are fully collectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work-in-progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Property, plant and equipment – Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ estimated residual value.

The estimated useful lives of property, plant and equipment are as follows:

Buildings	15 - 25 years
Plant, machinery and equipment	10 - 30 years
Motor vehicles	5 - 10 years
Office equipment	3 -5 years

Construction in progress is stated at cost. Cost comprises nonrefundable prepayments and direct costs of construction as well as interest costs capitalized during the period of construction of the plant or installation of equipment. Costs included in construction in progress are transferred into their respective asset categories when the assets are ready for their intended use, at which time depreciation commences.

When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and the proceeds received thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

A reconciliation of total interest cost incurred to “interest expense” as reported in the consolidated statements of income for the year ended December 31, 2008, 2007 and 2006 is as follows:
	Years Ended December 31,
	2008	2007	2006

Total interest cost incurred	5,055,842	-	-
Interest cost capitalized	(289,161)	-	-
Interest expense	$4,766,681	$-	$-

Land use rights – Land use rights represent payments made to obtain the right to use land in the PRC, which are charged to expense on a straight-line basis over the life of the rights of  50 years.

Impairment of long-lived assets – Long-lived assets, such as property, plant and equipment and land use rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Debt issuance costs – Costs incurred by the Company that are directly attributable to the issuance of the long-term convertible notes, are deferred and are charged to the consolidated statements of income on a straight-line basis, which approximate the effective interest rate method from the date the long-term convertible notes were issued to the earliest date the holders of the long-term convertible notes can demand payment, which is three years.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income. The initial adoption of FIN 48 did not have any impact on the Company’s consolidated financial position or results of operations.

Revenue recognition –The Company recognizes revenues, when the customer takes ownership and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements or customer purchase orders, which specify price, product, and quantity, are used as evidence of an arrangement. For domestic sales, customer acceptance is evidenced by a carrier or customer signed shipment notification form.  For export sales, products are considered delivered when the goods have reached the port of arrival. In the PRC, value added tax (“VAT”) of approximately 13 - 17% on invoiced amount is collected on behalf of tax authorities. Revenue is recorded net of VAT. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability and included in “accrued expenses and other payables” in the consolidated balance sheets.

Sales incentives – The Company accounts for sales incentives such as sales rebates in accordance with the Emerging Issues Task Force ("EITF") Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Provisions for rebates are provided for in the same period the related revenues are recorded and are included in “accrued expenses and other payables” in the consolidated balance sheets until paid. Sales rebates, which amounted to $2,356,330, $1,950,429 and $1,072,924 for the years ended December 31, 2008, 2007 and 2006, respectively, are recognized as a reduction of sales.

Share-based compensation – The Company accounts for share-based payments under the provision of SFAS No. 123 (revised 2004), Share-based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

Research and product development costs – Research and development costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2008, 2007 and 2006, such expenses amounted to $455,104, $153,057 and $340,771, respectively.

Operating leases – The Company leases land, buildings and equipment under non-cancelable operating leases. Minimum lease payments are expensed on a straight-line basis over the term of the lease.  The lease agreements do not contain free rent or escalating payment terms. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases.

Commitments and contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal and other fees incurred in connection with loss contingencies are expensed as incurred and are included in general and administrative expenses in the consolidated statements of income.

Retirement benefit plans – As stipulated by the regulations of the PRC, the Company participates in various defined contribution plans organized by municipal and provincial governments for its employees. The Company is required to make annual contributions at rates prescribed by the related municipal and provincial governments. Under these plans, certain pension, medical and other welfare benefits are provided to the employees.  Contributions to employee benefits associated with these plans are expensed as incurred. The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above. For the years ended December 31, 2008, 2007 and 2006, contributions to the defined contribution plans were $735,440 , $410,320 and $301,695, respectively.

Basic and diluted earnings per share – Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of convertible notes, using the if-converted method, and common stock issuable upon the exercise of outstanding share options and warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of diluted earnings per share if the effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2008	2007	2006

Net income	$40,035,451	$27,030,345	$17,526,648
Interest on long-term convertible notes, net of tax of $1,620,672	3,146,009	-	-
Gain on extinguishment of long-term convertible notes,
net of tax of $3,066,177	(5,951,992)	-	-
Net income used for diluted earnings per share calculation	$37,229,468	$27,030,345	$17,526,648

Weighted average shares:
Basic	54,202,036	54,107,408	51,900,641
Effect of dilutive securities:
Long-term convertible notes	8,003,624	-	-
Warrants	-	81,002	122,160
Diluted	62,205,660	54,188,410	52,022,801
Earnings per share:
Basic	$0.74	$0.50	$0.34
Diluted	$0.60	$0.50	$0.34

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock was 15,000 shares in 2008. There were no options issued in the prior year. No warrants were issued and outstanding during the year.

Segment reporting – The Company’s chief operating decision maker (“CODM”) has been identified as its Chief Executive Officer.  The Company has two operating segments, which are the nano-materials segment and the chemical products segment (Note 1).

Reclassification and other adjustments – Certain prior year balance sheet items have been reclassified to conform to the current year’s presentation. In addition, the Company’s statement of cash flows for the years ended December 31, 2007 and 2006 have been revised from previously issued financial statements to correct immaterial errors in the classification of cash flows. For the year ended December 31, 2007, the effect of the errors was to increase cash flows from investing and financing activities by $75,298 and $628,450, respectively and to decrease cash flows from operating activities by $703,748. For the year ended December 31, 2006, the effect of the errors was to decrease cash flows from investing and financing activities by $417,034 and $1,006,734, respectively and to increase cash flows from operating activities by $1,423,768.

Recently issued  accounting pronouncements – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS No. 159 was effective for the Company beginning January 1, 2008 and did not have an impact on its consolidated financial statements as the Company did not choose to use the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations or SFAS No. 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 or SFAS No. 160. SFAS No. 141R and No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  All of the Company’s subsidiaries are wholly-owned, so the adoption of SFAS No. 160 is not expected to impact the Company’s financial position and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The requirements for separate accounting must be applied retrospectively to previously issued convertible debt issuances as well as prospectively to newly issued convertible debt issuances, negatively affecting both net income and earnings per share, in financial statements issued for fiscal years beginning after December 15, 2008. Management currently does not expect that the adoption of FSP APB 14-1 will have a material impact on its consolidated financial statements.

NOTE 3 – Inventories

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$1,157,842	$1,357,510
Work-in-process	300,780	104,872
Finished goods	1,188,802	493,002
Total inventories	$2,647,424	$1,955,384

Raw materials consist primarily of anthracite and limestone supplies used in the Company’s production of NPCC products.

NOTE 4 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
Buildings	$14,829,091	$10,908,890
Plant, machinery and equipment	78,203,534	37,771,726
Motor vehicles	140,358	125,157
Office equipment	500,355	79,381
Construction in progress	16,564,016	19,584,655
Total property, plant and equipment	110,237,354	68,469,809
Less: accumulated depreciation	(10,358,563)	(6,126,393)
Total property, plant and equipment, net	$99,878,791	$62,343,416

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3,734,433, $2,127,990 and $1,031,387, respectively.

In June 2008 the Company received a notice from the Tai'an City Government requiring Bangsheng Chemical, which represents the Company’s entire operations for its chemical products, to cease production before October 31, 2008 because of the city’s urbanization project. This change required an impairment analysis to be performed. The estimated undiscounted future cash flows expected to be generated by the plant equipment were less than their carrying amounts. The carrying amounts of the equipment were reduced to fair value of approximately $1,777,800, which was determined based on estimated selling prices in the used equipment market. This resulted in a pre-tax charge of $3,931,253 recorded in operating expenses in the consolidated statement of income for the year ended December 31, 2008. As of December 31, 2008, the Company had ceased all operations at Bangsheng Chemical. Management had not yet determined its plan for this segment’s equipment, therefore, the equipment is still considered as being held for use in accordance with SFAS No. 144.

NOTE 5 – Accrued expenses and other payables

Accrued expenses and other payables consist of the following:

	December 31,
	2008	2007
Accrued utilities	$752,114	$1,473,374
Accrued interest	476,250	-
Sales rebate payable	455,260	477,709
Professional service fee payable	630,071	301,815
Salaries and welfare payable	967,183	1,302,254
Other taxes payable	787,388	1,007,910
Other payables	158,918	288,558
Total accrued expenses and other payables	$4,227,184	$4,851,620

NOTE 6 – Income taxes

ShengdaTech and each of its subsidiaries file separate income tax returns.

The United States of America

ShengdaTech, is incorporated in Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Nevada does not impose any corporate income tax.

British Virgin Islands

Under the current laws of the British Virgin Islands, Faith Bloom is not subject to tax on income or capital gains.  In addition, upon payment of dividends by Faith Bloom, no British Virgin Islands withholding tax will be imposed.

PRC

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%.  Shandong Haize Nano, Bangsheng Chemical and Shaanxi Haize Nano, which were considered “production-oriented foreign investment enterprises”, were each entitled to a tax holiday of a two-year 100% exemption followed by a three-year 50% exemption commencing from the first profit making year after offsetting accumulated tax losses. Shandong Haize Nano, Bangsheng Chemical and Shaanxi Haize Nano’s tax holidays started in 2005, 2005 and 2006, respectively.

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which unified the income tax rate to 25% for all enterprises.  The new CIT law became effective on January 1, 2008.  The new CIT law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations.

Based on the above, the PRC subsidiaries are subject to the following tax rates:

•
Shandong Haize Nano and Bangsheng Chemical are under tax holidays in 2006 and are subject to tax rates of 16.5%, 12.5% and 12.5% for 2007, 2008 and 2009, respectively. Commencing January 1, 2010, Shandong Haize Nano and Bangsheng Chemical are subject to a tax rate of 25%.

•	Shaanxi Haize Nano is under tax holidays in 2006 and 2007, and is subject to a tax rate of 12.5% in 2008 through 2010. Commencing January 1, 2011, Shaanxi Haize Nano is subject to a tax rate of 25%.

Earnings (losses) before income taxes of the Company consists of the following:

	Years Ended December 31,
	2008	2007	2006

PRC	$45,147,184	$30,217,252	$18,045,364
Non-PRC	3,535,218	(399,267)	(518,716)
Total earnings before income taxes	$48,682,402	$29,817,985	$17,526,648

The non-PRC earnings before income taxes were derived primarily from extinguishment of certain long-term convertible notes by ShengdaTech during the year ended December 31, 2008. The Company did not generate any taxable income outside of the PRC for the years ended December 31, 2007 and 2006.

Income tax expense (benefit) attributable to earnings before income taxes, consists of:

	Years Ended December 31,
	2008	2007	2006
United States:
Current taxes
Federal	$1,505,854	$-	$-
State and local	-	-	-
Deferred income taxes	(260,056)	-	-
Total U.S. tax expense	1,245,798	-	-

PRC:
Current taxes	7,401,153	2,787,640	-
Deferred income taxes	-	-	-
Total PRC tax expense	7,401,153	2,787,640	-

Total income tax expense	$8,646,951	$2,787,640	$-

In 2008, the Company recognized an excess tax benefit in the amount of $221,903 as a component of additional paid-in capital.

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rates to earnings before income taxes is as follows:

	For the Years Ended December 31,
	2008		2007		2006
Computed income tax	$12,170,601	25%	$9,839,935	33%	$5,783,794	33%
Change in valuation allowance	478,284	1%	380,396	1%	124,133	1%
Non-deductible expenses	20,041	0%	29,488	0%	52,230	0%
Effect of unrecognized tax benefit	1,248,427	3%	-		-
Tax rate differential on United States income	318,170	1%	(3,993)	0%	(5,187)	0%
Tax holiday	(5,643,398)	(12%)	(7,184,053)	(24%)	(5,954,970)	(34%)
Other	54,826	0%	(274,133)	(1%)	-	0%
Income tax expense	$8,646,951	18%	$2,787,640	9%	$-	0%

The PRC tax rates have been used because the majority of the Company’s earnings before income taxes and taxable income arise in the PRC. The effect of the tax holiday amounted to $5,643,398, $7,184,053 and $5,954,970 for the years ended December 31, 2008, 2007 and 2006, equivalent to basic earnings per share amount of $0.10, $0.13 and $0.11, respectively and diluted earnings per share amount of $0.09, $0.13 and $0.11, for the years ended December 31, 2008, 2007 and 2006, respectively.

The tax effects of the Company’s temporary differences that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2008	2007

Deferred income tax assets:
Operating loss carry forwards	$-	$504,529
Impairment of property, plant and equipment	982,813	-
Debt issuance costs	260,056	-
Total gross deferred income tax assets	1,242,869	504,529
Less: valuation allowance	(982,813)	(504,529)
Net deferred income tax assets	$260,056	$-

The increases in the valuation allowance during the years ended December 31, 2008, 2007 and 2006 were $478,284, $380,396 and $124,133, respectively. The valuation allowance as of December 31, 2008 was related to the deferred tax assets for impairment of property, plant and equipment of Bangsheng Chemical. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carryforwards are utilized. Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management believes it is more likely than not that the Company will realize a portion of the benefits of the deferred tax assets as of December 31, 2008.  The amount of the deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income are reduced.

The new CIT law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of its subsidiaries as of December 31, 2008 since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

As of January 1, 2007 and for the year ended December 31, 2007, the Company did not have any unrecognized tax benefits relating to uncertain tax positions. Reconciliation of unrecognized tax benefits for the year ended December 31, 2008 is as follows:

Balance at January 1, 2008	$-
Increases related to prior year tax positions	492,759
Decreases related to prior year tax positions	-
Increases related to current year tax positions	755,668
Settlements	-
Lapse of statute	-
Foreign currency translation adjustment	19,681
Balance at December 31, 2008	$1,268,108

Included in the balance of unrecognized tax benefits at December 31, 2008 are potential benefits of $1,248,427 that if recognized, would affect the Company’s effective tax rate. No material interest and penalty have been recorded for the year ended December 31, 2008. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

ShengdaTech and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the PRC. ShengdaTech could be subject to U.S. federal income tax examinations by tax authorities for years starting March 31, 2006.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitation is ten years.  There is no statute of limitation in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2003 through 2008 are open to examination by the PRC state and local tax authorities.

NOTE 7 – Commitments and contingencies

Leases – The Company leases land, buildings and certain equipment from Shandong Shengda, a related party. The leases were entered into by the Company’s subsidiaries, Shandong Haize Nano and Bangsheng Chemical, for a 20-year term up to 2024. These leases are classified as operating leases. In connection with the cessation of the operations at Bangsheng Chemical, the related lease agreement with Shandong Shengda has been terminated.

Total rent expense under these leases for the years ended December 31, 2008, 2007 and 2006 was $614,215, $843,665 and $720,490, respectively.

Future minimum lease payments under the Company’s lease agreement as of December 31, 2008 are as follows;

Operating
Leases
2009	$187,353
2010	187,353
2011	187,353
2012	187,353
2013	187,353
Thereafter	2,060,883
Minimum lease payments	$2,997,648

Capital commitments – The Company has contractual obligations related to the purchase of property and equipment amounting to $11,889,138 as of December 31, 2008.

NOTE 8 – Related party transactions

Due to related parties – As of December 31, 2008, the Company owed Shandong Shengda $771,442, comprised primarily of  rent expense for land and buildings.

As of December 31, 2007, the Company owed Shandong Shengda $1,121,230, comprised primarily of $869,179 for rent expense and $199,621 for purchase of property, plant and equipment.

In 2008 and 2007, the Company purchased $17,662,846 and $2,715,672 of equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008 and 2007.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009.  Shandong Haiqing has appointed a new CEO and as a result effective January 1, 2009,  Shandong Haiqing is no longer considered a related party to the Company since January 1, 2009.

In 2007, the Company purchased certain buildings and land use rights from Shandong Shengda for cash of $7,611,007.

In 2006, the Company purchased machineries from Shandong Haiqing for cash of $6,699,065.

The total compensation for the CEO and the Chief Financial Officer of the Company for the years ended December 31, 2008, 2007 and 2006 of $420,000, $400,000 and $350,000 respectively, were paid by Shandong Shengda, a related party of the Company.

NOTE 9 – Long-term convertible notes

On May 28, 2008 the Company issued $100,000,000 of 6% long-term convertible notes due June 1, 2018 (the “Notes”) in a private placement. On June 25, 2008, the Company issued an additional $15,000,000 of the Notes to cover over allotments.  Proceeds from the issuance of the Notes were $115,000,000. The Notes bear interest at 6 % per annum, payable semiannually on June 1 and December 1, and have a maturity date of June 1, 2018. At maturity, subject to certain exceptions, the Company will be required to repay the principal amount of the Notes. The Company has used approximately $40,475,000 of the net proceeds from the offering of the Notes to expand its NPCC production capacity. The Company plans to use the remaining proceeds to expand its NPCC business, strategic investments, and to fund working capital requirements.

The Notes are convertible at the option of the holders, at any time prior to maturity, into common shares at an initial conversion rate of 100.6036 shares per $1,000 principal amount of the Notes (at approximately $9.94 per common share) subject to adjustment.  Holders who convert their Notes at any time prior to June 1, 2011 are entitled to additional interest in cash or, at the Company’s option, in common shares of the Company. The additional interest shall be equal to the interest due and payable from the date of issuance until and including June 1, 2011, less any interest actually paid or provided for prior to the date of such conversion (such additional interest is referred to as the “make-whole interest payment”). Upon conversion of a convertible note, if the Company chooses to pay the make-whole interest payment in shares the aggregate make-whole interest to such noteholder shall not exceed $68.21 per each $1,000 original principal amount of Notes.

The Company evaluated the accounting for the conversion feature in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and concluded that since the embedded conversion option is both indexed to the Company’s stock and would be classified in stockholders’ equity if it were a freestanding instrument, it is not required to be accounted for separately from the Notes as a derivative.

The Company cannot redeem the Notes prior to June 1, 2011. Beginning on or after June 1, 2011 and up to May 31, 2013, the Company may redeem the Notes for cash, in whole or part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last trading price of the Company’s shares of common stock, subject to certain qualifications, is at least 150% of the conversion price then in effect on the trading date. On or after June 1, 2013, the Company may redeem the Notes for cash in whole or in part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On June 1, 2011 and June 1, 2013, holders of the Notes may require the Company to purchase all or a portion of the Notes at a purchase price in cash equal to 100% of the principal amount of the Notes being repurchased plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain conditions.

The Company evaluated the accounting for embedded call and put in accordance with SFAS No. 133 and determined that such call and put options are clearly and closely related to the Notes because the amount paid upon settlement is fixed at a price equal to the principal amount plus accrued and unpaid interest, and as such would not be accounted for separately.

At maturity, subject to certain exceptions, the Company will be required to repay the principal amount of the Notes.

The Company is required to use reasonable efforts to have a shelf registration statement declared effective no later than the 185th day after the latest date of original issuance of the Notes and satisfy the maintenance requirements of the registration statement according to the terms of the registration rights agreement.  Should there be a default as defined in the registration rights agreement, the Company shall pay a penalty to the holders of the Notes for each day of default additional interest at a rate per annum equal to 0.25% of the aggregate principal amount of the Notes for the first 90 days of such default period and a rate per annum equal to 0.50% of the aggregate principal amount of the Notes thereafter.

However, the Company is not obligated to file, have declared effective or maintain an effective registration statement to the extent and during the periods that the Notes and any shares of common stock issuable upon conversion of the Notes are eligible to be sold by a person who is not an affiliate of the Company pursuant to Rule 144 (or any other similar provision then in force (other than Rule 144A)) under the Securities Act without any volume or manner of sale restrictions after six months following the latest date of original issuance of the Notes.

The Company did not file a registration statement as of December 31, 2008 because the Notes meet the requirements of Rule 144 and have satisfied the six-month holding period requirement;  therefore no accrual has been made for potential penalties for not filing the registration statement within the allowed time period. The Company will evaluate any liability related to the effective date of the registration statement at the end of each reporting period.

The Notes require the Company not incur any secured indebtedness and it will not permit any of its subsidiaries to directly or indirectly incur any indebtedness. The Company will be permitted to incur additional indebtedness which ranks equal in right of payment to the Notes in an amount not to exceed $15,000,000; provided that such indebtedness does not require any repayment prior to the next purchase date as set forth in the Notes. The Company will be permitted to issue equity securities, including common stock and preferred stock (in the case of preferred stock, which shall not be redeemable or otherwise repayable prior to the stated maturity date of the Notes so long as 25% or more of the initial aggregate principal amount of notes issued, including any notes issued pursuant to the over-allotment option, is outstanding), and any securities which rank junior in right of payment to the Notes.

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During November and December 2008, the Company repurchased, in privately negotiated transactions, part of the Notes with a principal amount of $19,750,000 from certain investors for cash of $9,890,000 plus accrued interest of $581,792. In conjunction with the repurchase, the Company recognized a pre-tax gain of $9,018,169, and also charged to expense previously deferred debt issuance costs of $841,831 in the consolidated statements of income for the year ended December 31, 2008.

NOTE 10 - Shareholders’ equity

Common and preferred shares – In January 2007, the shareholders of the Company amended and restated the Company’s articles of incorporation and thereby: 1) changed the name of the Company from Zeolite Exploration Company to ShengdaTech; 2) increased the authorized number of shares of common stock to 100,000,000, $0.00001 par value; and 3) increased the authorized number of shares of preferred stock to 10,000,000, $0.00001 par value. The shares of preferred stock may be issued in one or more series and may be granted voting rights, at the discretion of the Company’s Board of Directors.

Statutory reserves – Under the Law of the PRC on Enterprises with Wholly Owned Foreign Investment, the Company’s subsidiaries in the PRC are required to allocate at least 10% of their after tax profits, after making good of accumulated losses as reported in their PRC statutory financial statements, to the general reserve fund and have the right to discontinue appropriations to the general reserve fund if the balance of such reserve has reached 50% of their registered capital. A transfer of $2,488,182, $2,341,040 and $907,008 from retained earnings to statutory reserves was recorded for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 11 – Share-based compensation

Options –  On April 1, July 1, and October 1, 2008, respectively, the Company issued options to a director to purchase 5,000 shares of common stock under each grant at an exercise prices of $8.50, $9.93, and $7.00 per share with a contractual term of three years and vesting immediately. The options under each grant were valued at $21,086, $22,739, and $15,120 using Black-Scholes option pricing model to determine the fair value of share-based payments. The related share-based payments were recognized as compensation expense on the date of the grant. No stock options were granted in years prior to 2008.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:
2008
Expected life	1.5 years
Expected volatility	72.07% to 74.23%
Risk free interest rate	1.94% to 2.90%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions for the year ended December 31, 2008 are as follows.  No options were granted prior to January 1, 2008.

	2008
	Number	Weighted average exercise price
Balance at January 1	-	-
Granted	15,000	8.48
Exercised	-	-
Balance at December 31	15,000	$8.48
Options vested and exercisable as of December 31	15,000	$8.48

The aggregated intrinsic value of options outstanding as of December 31, 2008 was zero. These options are granted with an exercise price ranging from $7.00-$9.93 and have a weighted average remaining contractual life of 2.5 years.

Warrants – On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The warrant was exercisable at $2.57 per share through March 31, 2008.  The value of the services of $153,619 was recognized as an expense on the date the warrant was issued and was based upon the fair value of the warrant using the Black-Scholes option pricing model.  Under the terms of the warrant, the vendor was permitted to pay the exercise price by having the Company repurchase a portion of the shares from the vendor at the 30-day average closing price of the Company’s common shares ending three days prior to the exercise date. The vendor exercised the warrant on November 19, 2007 when the 30-day average closing price was $7.54 per share which resulted in the issuance of 106,933 shares of common shares to the vendor.  No tax benefit was realized from the exercise of the warrant in 2007.  In 2008, the Company recognized an excess tax benefit in the amount of $221,903 as a component of additional paid-in capital.

The Company estimated the fair value of warrants granted using a Black-Scholes option pricing model with the following assumptions:
2006
Expected life	2 years
Expected volatility	66.97%
Risk free interest rate	4.82%
Dividend yield	0%

NOTE 12 – Significant Concentrations, Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and accounts receivable included in the consolidated balance sheets. The Company deposits its cash in banks primarily in the PRC. Historically, deposits in the PRC banks have been secure due to the state policy on protecting depositors’ interests.

The Company sells its products primarily in the PRC.  The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company has no customer that individually comprised of 10% or more of the Company’s consolidated sales or accounts receivable.

The Company is dependent on certain suppliers for major materials used in manufacturing of its products. If the supply of certain materials were interrupted, the Company’s own manufacturing process could be delayed and could cause a possible loss of sales, which would adversely affect operating results. Purchases (net of VAT) made from two (2) local suppliers for soft coal, limestone, and modification agents for the years ended December 31, 2008, 2007 and 2006 were $14,507,099 and $10,527,490 and $2,630,470, respectively.

NOTE 13 – Fair value measurements

Fair Value Hierarchy - The Company adopted SFAS No. 157 on January 1, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs for the asset or liability.

The consolidated financial statements as of and for the year ended December 31, 2008 do not include any nonrecurring fair value measurements relating to assets or liabilities for which the Company has adopted the provisions of SFAS No. 157. All nonrecurring fair value measurements for 2008 involved nonfinancial assets and the Company will not adopt the provisions of SFAS No. 157 for nonrecurring fair value measurements involving nonfinancial assets and nonfinancial liabilities until January 1, 2009 as discussed in Note 2.

Fair Value of Financial Instruments - The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair values of the financial instruments addressed below as of December 31, 2008 represent management’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
Cash, accounts receivable, other receivables, accounts payable and amounts due from related parties: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•
Long-term convertible notes: As of December 31, 2008, the estimated fair value of the Company’s convertible notes is $86,152,840. The fair value of the long-term convertible notes is based on a mark-to-model valuation model. Due to the fact that there is no active market for this security, the Company utilized other sources of information for the relevant market parameters in order to develop its fair value estimates. The model incorporates market data as of December 31, 2008 including the historical volatility of the Company’s common stock, dividend rate and the USD LIBRO and swap rates as of the valuation date. The model also includes non observable credit spread assumption for the Company.

NOTE 14 – Segment information

The nano-materials segment develops, manufactures, and markets NPCC products.  The nano-materials segment includes the operations of the Shandong Haize Nano and Shaanxi Haize Nano.

The chemical segment manufactured and sold chemicals including ammonium bicarbonate, liquid ammonia, methanol and melamine. These products were manufactured and sold by Bangsheng Chemical prior to the cessation of its production as of October 31, 2008. On August 11, 2008 the Company entered into an agreement to acquire Jinan Fertilizer in an effort to consolidate the Bangsheng operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company will no longer pursue the acquisition of Jinan Fertilizer. Although the Company is currently seeking strategic investment opportunities to continue its chemical segment operations, due to the decision in March 2009 to not consummate the acquisition of Jinan Fertilizer, the Company has no specific plans to continue the chemical segment operations.

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the CODM using the same accounting policies as those used in the preparation of these consolidated financial statements. Historically, there has been no transactions between the two operating segments other than intersegment advances.

Segment information for the years ended December 31, 2008, 2007 and 2006 are as follows:

As of and For the Year Ended December 31, 2008	Nano-Materials	Chemical	Total
Net sales	$82,419,689	$67,007,450	$149,427,139
Interest income	130,825	102,796	233,621
Depreciation	3,379,369	355,064	3,734,433
Impairment of property, plant and equipment	-	3,931,253	3,931,253
Segment income	29,388,995	15,758,189	45,147,184
Segment assets	172,348,870	58,150,952	230,499,822
Capital expenditures	36,654,578	-	36,654,578

As of and For the Year Ended December 31, 2007	Nano-Materials	Chemical	Total
Net sales	$46,721,673	$53,933,120	$100,654,793
Interest income	94,529	179,560	274,089
Depreciation	1,775,690	352,300	2,127,990
Segment income	16,051,837	14,165,415	30,217,252
Segment assets	88,275,432	47,867,221	136,142,653
Capital expenditures	37,987,428	420,102	38,407,530

As of and For the Year Ended December 31, 2006	Nano-Materials	Chemical	Total
Net sales	$22,007,814	$50,592,217	$72,600,031
Interest income	44,568	93,923	138,491
Depreciation	696,313	335,074	1,031,387
Segment income	5,660,654	12,384,710	18,045,364
Segment assets	43,498,816	32,349,430	75,848,246
Capital expenditures	14,568,176	1,306,776	15,874,952

(a) Reconciliation of segment income to consolidated earnings before income taxes

	For the Years Ended December 31,
	2008	2007	2006

Total segment income	$45,147,184	$30,217,252	$18,045,364
Gain on extinguishment of long-term convertible notes	9,018,169	-	-
Interest on long-term convertible notes	(4,766,681)	-	-
Corporate general and administrative	(717,868)	(399,267)	(518,716)
Interest income	1,598	-	-
Consolidated earnings before income taxes	$48,682,402	$29,817,985	$17,526,648

(b) Reconciliation of segment interest income to consolidated interest income

	For the Years Ended December 31,
	2008	2007	2006

Total segment interest income	$233,621	$274,089	$138,491
Corporate interest income	1,598	114	1,884
Consolidated interest income	$235,219	$274,203	$140,375

(c) Reconciliation of segment assets to consolidated total assets

	December 31,	December 31,
	2008	2007
Total segment assets	$230,499,822	$136,142,653
Cash	58,007,584	3,102
Other receivables	510,825	-
Debt issuance costs	3,925,157	-
Deferred tax assets	260,056	-
Elimination of intercompany balances	(49,294,504)	(35,201,817)
Consolidated total assets	$243,908,940	$100,943,938

The following summarizes the Company’s revenue, based on the geographic location of the customers:

	For the Years Ended December 31,
	2008		2007		2006
	Amount	% of sales	Amount	% of sales	Amount	% of sales

PRC	$141,486,725	95%	$100,453,195	100%	$72,600,031	100%
East Asia countries	7,940,414	5%	201,598	0%	-	0%
Total net sales	$149,427,139	100%	$100,654,793	100%	$72,600,031	100%

The following summarizes the Company's revenue, based on the product applications:

	For the Years Ended December 31,
	2008	2007	2006
Nano-Materials

Rubber	$35,727,730	$21,337,188	$13,060,065
Plastic	30,303,950	17,333,224	7,004,842
Adhesive	8,599,392	3,642,528	391,035
Paper	1,357,589	2,356	-
Paint and ink	3,079,100	2,054,040	1,118,414
Latex	3,351,928	2,352,337	433,458
Sub-total	$82,419,689	$46,721,673	$22,007,814

Chemical

Ammonium-Bicarbonate	$20,635,805	$15,056,720	$16,655,630
Methanol	11,580,819	10,430,267	10,394,645
Liquid ammonia	25,188,538	19,268,787	15,334,387
Melamine	9,574,513	9,031,112	7,989,066
Others	27,775	146,234	218,489
Sub-total	$67,007,450	$53,933,120	$50,592,217

Total net sales	$149,427,139	$100,654,793	$72,600,031

NOTE 15 – ShengdaTech, Inc. (Parent Company)

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s subsidiaries in the PRC only out of their retained earnings, if any, as determined in accordance with the PRC accounting standards and regulations. Under the Law of the PRC on Enterprises with Wholly Owned Foreign Investment, the Company’s subsidiaries in the PRC are required to allocate at least 10% of their after tax profits, after making good of accumulated losses as reported in their PRC statutory financial statements, to the general reserve fund and have the right to discontinue allocations to the general reserve fund if the balance of such reserve has reached 50% of their registered capital. These statutory reserves are not available for distribution to the shareholders (except in liquidation) and may not be transferred in the form of loans, advances or cash dividends.

For the year ended December 31, 2008, $2,488,182 were appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC.

As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in its ability to transfer a portion of their net assets to either in the form of dividends, loans or advances, which consisted of paid-up capital and statutory reserves amounting to $69,870,366 and $26,657,384, respectively, as of December 31, 2008 and December 31, 2007.

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheet
	December 31,	December 31,
	2008	2007

Cash	$-	$3,102
Inter-company loan receivable	55,882,911	-
Due from inter-company	289,161	-
Investment in unconsolidated subsidiaries	172,493,493	89,255,615
Debt issuance costs	3,925,157	-
Deferred income tax assets	260,056	-
Total assets	$232,850,778	$89,258,717

Accrued expenses	$476,250	$255,532
Income taxes payable	1,283,951	-
Long-term convertible notes	95,250,000	-
Total shareholders' equity	135,840,577	89,003,185
Total liabilities and shareholders' equity	$232,850,778	$89,258,717

Condensed Statement of Income
	For the Years Ended December 31,
	2008	2007	2006

Equity in earnings of unconsolidated subsidiaries	$35,991,985	$27,429,612	$18,045,364
General and administrative	(715,024)	(399,267)	(518,716)
Interest expense	(4,766,681)	-	-
Interest income	1,752,800	-	-
Gain on extinguishment of long-term convertible notes	9,018,169	-	-
Earnings before income taxes	41,281,249	27,030,345	17,526,648
Income taxes	1,245,798	-	-
Net income	$40,035,451	$27,030,345	$17,526,648

Condensed Statements of Cash Flows
	For the Years Ended December 31,
	2008	2007	2006

Net cash used in operating activities	$(2,867,631)	$(143,735)	$(365,097)
Net cash provided by (used in) investing activities	(40,724,800)	136,257	(13,594,037)
Net cash provided by financing activities	43,589,329	-	13,969,714
Net increase (decrease) in cash	(3,102)	(7,478)	10,580
Cash at beginning of year	3,102	10,580	-
Cash at end of year	$-	$3,102	$10,580

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

4.1
Indenture of convertible senior notes between ShengdaTech, Inc. and the Bank of New York dated as of May 28, 2008 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2008).

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

10.51
Purchase Agreement of senior convertible notes between ShengdaTech, Inc. and Oppenheimer & Co. Inc. dated as May 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2008).

10.52
Registration Rights Agreement between ShengdaTech, Inc. and Oppenheimer & Co. Inc. dated as of May 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 3, 2008).

10.53	Form of Lock Up Agreement dated as of May 22, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 3, 2008).

10.54*	Translation of NPCC Project Investment Contract between Zibo Hi-Tech Industry Development Zone Administration Committee and Faith Bloom Ltd. dated June 19, 2008.

16.1	Letter from John Geib, Chartered Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005)

16.2	Letter from Swartz Levitsky Feldman LLP, Chartered Accountants (incorporated by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005)

16.3	Letter from Rotenberg & Co., LLP (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2006)

16.4	Letter from HANSEN, BARNETT & MAXWELL, P.C. (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A filed on November 18, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

____________
*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGDATECH, INC.

Date: April 1, 2009	By:	/s/ XIANGZHI CHEN
Name: Xiangzhi Chen
Title: Chairman, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangzhi Chen	Chairman, Director and Chief Executive Officer	April 1, 2009
(Xiangzhi Chen)	(Principal Executive Officer)

/s/ Anhui Guo	Director and Chief Financial Officer	April 1, 2009
(Anhui Guo)

/s/A. Carl Mudd	Director	April 1, 2009
(A. Carl Mudd)

/s/ Sheldon B. Saidman	Director	April 1, 2009
(Sheldon B. Saidman)

/s/ Dongquan Zhang	Director	April 1, 2009
(Dongquan Zhang)