Form 10-Q
period 2009-03-31
ShengdaTech, Inc.
filed 2009-05-11
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on May 9, 2009 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information

Item 1.	Financial Statements	F-1

	Unaudited Condensed Consolidated Balance Sheets - March 31, 2009 and December 31, 2008	F-1

	Unaudited Condensed Consolidated Statements of Income- Three months ended March 31, 2009 and 2008	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2009 and 2008	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-3-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-14-

Item 4.	Controls and Procedures	-15-

Part II — Other Information

Item 1A.	Risk Factors	-15-

Item 6.	Exhibits	-17-

Signatures		-18-

Item 1. Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
		(As adjusted (note 2)
ASSETS
Current assets:
Cash	$114,179,902	$114,287,073
Accounts receivable	5,797,512	6,806,066
Prepaid expenses and other receivables	84,739	510,825
Inventories	2,350,238	2,647,424
Income tax refund receivable	655,069	-
Total current assets	123,067,460	124,251,388

Property, plant and equipment, net	100,653,585	100,122,522
Land use rights	15,651,027	15,710,333
Debt issuance costs	2,624,777	3,096,073
Deferred income tax assets	729,808	502,793
Total assets	$242,726,657	$243,683,109

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,135,990	$4,493,551
Accrued expenses and other payables	4,929,138	4,227,184
Income taxes payable	-	1,092,116
Due to related parties	855,549	1,737,404
Total current liabilities	7,920,677	11,550,255

Long-term convertible notes	74,890,628	77,926,310
Non-current income taxes payable	1,392,488	1,268,108
Deferred income tax liabilities	5,976,249	5,890,055
Total liabilities	90,180,042	96,634,728

Shareholders' equity:
Preferred Stock, par value $0.00001 authorized:10,000,000 outstanding: Nil	-	-
Common Stock, par value $0.00001 authorized:100,000,000 issued and outstanding: 54,202,036	542	542
Additional paid-in capital	38,604,380	38,304,541
Statutory reserves	8,130,601	8,130,601
Retained earnings	92,207,465	87,224,893
Accumulated other comprehensive income	13,603,627	13,387,804
Total shareholders' equity	152,546,615	147,048,381

Commitments and contingencies

Total liabilities and shareholders' equity	$242,726,657	$243,683,109

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2009	2008

Net sales	$20,672,353	$28,552,904
Cost of goods sold	12,185,227	18,489,835
Gross profit	8,487,126	10,063,069

Operating expenses:
Selling	316,808	441,838
General and administrative	1,355,524	729,761
Total operating expenses	1,672,332	1,171,599
Operating income	6,814,794	8,891,470

Other income (expense):
Interest income	200,514	36,155
Interest expense	(2,448,907)	-
Gain on extinguishment of long-term convertible notes	1,624,844	-
Other expense, net	(2,257)	(10,060)
Other income, net	(625,806)	26,095

Earnings before income taxes	6,188,988	8,917,565

Income tax expense	1,206,416	1,502,579
Net income	$4,982,572	$7,414,986

Earnings per share:
Basic	$0.09	$0.14
Diluted	$0.08	$0.14
Weighted average shares outstanding:
Basic	54,202,036	54,202,036
Diluted	67,432,169	54,202,036

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,982,572	$7,414,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,017,328	707,838
Land use rights expense	79,530	525
Amortization of debt issuance costs	313,185	-
Amortization of debt discount	1,283,016	-
Gain on extinguishment of long-term convertible notes	(1,624,844)	-
Share-based compensation	6,771	-
Deferred income tax	152,247	-
Changes in operating assets and liabilities:
Accounts receivable	1,016,959	1,490,126
Prepaid expenses and other receivables	426,092	(7,792)
Inventories	300,469	69,648
Due to related parties	83,849	(702,047)
Accounts payable	(191,724)	(145,879)
Accrued expenses and other payables	697,341	(111,919)
Income taxes payable/ refund receivable	(1,624,046)	617,865
Net cash provided by operating activities	6,918,745	9,333,351

Cash flows from investing activities:
Purchase of property, plant and equipment, including interest capitalized	(4,560,726)	(18,222,362)
Net cash used in investing activities	(4,560,726)	(18,222,362)

Cash flows from financing activities:
Extinguishment of long-term convertible notes	(2,535,745)	-
Net cash used in financing activities	(2,535,745)	-

Effect of exchange rate changes on cash	70,555	901,552

Net decrease in cash	(107,171)	(7,987,459)
Cash at beginning of period	114,287,073	26,366,568
Cash at end of period	$114,179,902	$18,379,109

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$(3,138,177)	$2,971,730
Due to related parties for purchase of property, plant and equipment	-	(185,588)
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,675,461	$735,611
Cash paid for interest, net of capitalized interest	$72,144	-

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to November 1, 2008, the Company’s chemical segment manufactured and sold chemical products used in the chemical, pharmaceutical, light and textile industries. On June 20, 2008 the Company received a notice from the Tai'an City Government requiring Shandong Bangsheng Chemical Co., Ltd. (“Bangsheng Chemical”), which represents the Company’s entire operations for its chemical segment, to cease production by October 31, 2008 due to the close proximity of the chemical facility to residential and non-manufacturing business properties. The Company considered alternatives in order to continue the Company’s chemical operations and on August 11, 2008, the Company entered into an agreement with Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party of which the Chief Executive Officer (“CEO”) Mr. Xiangzhi Chen (“Mr. Chen”) of the Company is the major shareholder, to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province. Jinan Fertilizer manufactures chemical products similar to those produced by Bangsheng Chemical and therefore the Company intended to consolidate the Bangsheng Chemical operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company would no longer pursue the acquisition of Jinan Fertilizer. The Company did not incur any liability or costs as a result of not consummating the acquisition of Jinan Fertilizer. The Company’s chemical operations approximated 48% of the total consolidated earnings before income taxes for the three-month period ended March 31, 2008. Additional information regarding the Company’s chemical segment is presented in Note 12. The Company is currently seeking strategic investment opportunities to continue its chemical operations.

Although as of March 31, 2009, the Company had ceased all operations at Bangsheng Chemical, management is actively seeking an acquisition of a similar business to continues its chemical business and with a goal of integrating the Bangsheng Chemical with the acquired business or strategic investment . Management had plans to continue the Bangsheng Chemical operations, and therefore concluded that the Company did not satisfy the criteria for discontinued operations reporting in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of ShengdaTech and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company, the interim condensed consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2009, the results of its operations for the three-month periods ended March 31, 2009 and 2008, and its cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations and cash flows for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2008, which are included in the Company's filing on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reporting period. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Significant accounting policies

Reclassification and other adjustments

The Company’s statement of cash flows for the three-month period ended March 31, 2008 have been revised from previously issued financial statements to correct errors in the classification of cash flows. For the three-month period ended period ended March 31, 2008, the effect of the errors was to decrease cash flows provided by operating activities by $5,958,304, a decrease in cash used in investing activities by $5,070,669 and a decrease  in cash flow used in financing activities by $887,635.

New accounting pronouncements not yet adopted

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS” No. 157, Fair Value Measurement.   FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 157-4 for its quarter ending June 30, 2009.  Management does not anticipate that the adoption of FSP FAS 157-4 will have any impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 for its quarter ending June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 will have any material impact on the consolidated financial statements

Recently adopted accounting pronouncements

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2, which delayed the effective date of SFAS No. 157, until fiscal year beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement requires the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to shareholders’ equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. This FSP also requires retrospective application to such convertible notes for all periods presented. This FSP impacts the accounting for the Company’s convertible notes issued in May 2008 which, upon conversion of the convertible notes by holders at any time before June 1, 2011, may result in the Company settling the make-whole interest payment in cash. As such, the convertible notes are deemed to have a partial cash settlement feature upon conversion.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the adoption of FSP APB 14-1, the accompanying financial statements reflects the retroactive adjustments to account for the debt and equity components of the 6% long-term convertible notes separately as of the date of issuance. The equity component (conversion options) of the long-term convertible notes was determined to be $24,290,655 at the issuance date and, accordingly, the initial carrying amount of the convertible notes was reduced to $90,709,345. The resulting debt discount of $24,290,655 is amortized and interest expense is recognized using an effective interest rate of 13.5%. Upon adoption the Company also recognized a deferred tax liability of $8,258,823 at issuance due to a temporary difference between the retroactively adjusted financial statement carrying amount and tax basis of the convertible notes.

During November and December 2008, the Company repurchased, in privately negotiated transactions, part of the convertible notes with a principal amount of $19,750,000 from certain investors for cash of $9,890,000 plus accrued interest of $581,792.  As such, the adjusted carrying amount of the convertible notes as of December 31, 2009 includes the effects of adopting FSP FAS 14-1 and the repurchases in November and December 2008.

The adoption of FSP APB 14-1 has resulted in a reduction in the carrying value of our convertible debt, deferred debt issuance and in increase in deferred tax and capitalized interest.  The following table sets forth the effect of the retroactive application of FSP APB 14-1 on certain previously reported financial statement captions:

	December 31, 2008
	As previously		As retroactively
	reported	Adjustments	adjusted
Assets:
Total current assets	124,251,388	-	124,251,388
Property, plant and equipment	99,878,791	243,731	100,122,522
Land use rights	15,593,548	116,785	15,710,333
Debt issuance costs	3,925,157	(829,084)	3,096,073
Deferred income tax assets	260,056	242,737	502,793
Total assets	243,908,940	(225,831)	243,683,109
Liabilities and shareholders' equity:
Total current liabilities	11,550,255	-	11,550,255
Deferred income tax liabilities	-	5,890,055	5,890,055
Long-term convertible notes	95,250,000	(17,323,690)	77,926,310
Non-current income taxes payable	1,268,108	-	1,268,108
Total liabilities	108,068,363	(11,433,635)	96,634,728
Common stock	542	-	542
Additional paid-in capital	21,897,316	16,407,225	38,304,541
Retained earnings	100,554,915	(5,199,421)	95,355,494
Accumulative other comprehensive income	13,387,804	-	13,387,804
Total shareholders' equity	135,840,577	11,207,804	147,048,381
Total liabilities and shareholders' equity	243,908,940	(225,831)	243,683,109

The following table summarizes the effects of FSP APB 14-1 on the Company’s condensed consolidated statement of income for the three months ended March 31, 2009:

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three
months ended
March 31, 2009
Increase (decrease)
Operating income	(1,064)
Interest expense	895,390
Gain on extinguishment of long-term convertible notes	(861,962)
Earnings before income taxes	(1,758,416)
Income tax expense	(392,078)
Net income	(1,366,338)
Earnings per share:
Basic	(0.03)
Diluted	(0.00)

The adoption of FSP APB 14-1 had no impact on the Company’s condensed consolidated statement of income for the three-month period ended March 31, 2008.

NOTE 3 – Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$1,146,438	$1,157,842
Work-in-process	297,542	300,780
Finished goods	906,258	1,188,802
Total inventories	$2,350,238	$2,647,424

Raw materials consist primarily of anthracite and limestone supplies used in the Company’s production of NPCC products.

NOTE 4 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008
		(As adjusted)
Property, plant and equipment	111,983,408	110,481,085
Less: accumulated depreciation	(11,329,823)	(10,358,563)
Property, plant and equipment, net	$100,653,585	$100,122,522

Depreciation expense for the three-month periods ended March 31, 2009 and 2008 was $1,017,328 and $707,838, respectively.

In June 2008, the Company received a notice from the Tai'an City Government requiring Bangsheng Chemical, which represents the Company’s entire chemical operations, to cease production before October 31, 2008 because of the city’s urbanization project. This change required an impairment analysis to be performed. The estimated undiscounted future cash flows expected to be generated by the plant equipment were less than their carrying amounts. The carrying amounts were reduced to fair value of approximately $1,777,800 as of December 31, 2008, which was determined based on estimated selling prices in the used equipment market. The Company believes that there has been no significant change in the fair value of such equipment as of March 31, 2009. Although the Company has ceased all operations at Bangsheng Chemical, management has not yet determined its plan for this segment’s equipment as of March 31, 2009. The Company continues to depreciate the equipment. Therefore, the equipment is still considered as being held and use in accordance with SFAS No. 144.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of total interest cost incurred to “interest expense” as reported in the condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008 is as follows:

	For the Three Months Ended March 31,
	2009	2008
Total interest cost incurred	2,995,931	-
Interest cost capitalized	(547,024)	-
Interest expense	$2,448,907	-

NOTE 5 – Income taxes

The Company’s effective income tax rate was 19.5% and 16.8% for the quarters ended March 31, 2009 and 2008, respectively.  Income tax expense includes federal, foreign income tax at statutory rates, the effects of permanent differences, and foreign income tax holiday.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of those deferred tax assets, by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.

The Company is also subject to audits by foreign taxing authorities, primarily tax authorities of the PRC, where the Company conducts majority of its business.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109  (“FIN 48”).  Unrecognized tax benefits, represented by liabilities on the balance sheet and subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties. The Company evaluates its tax positions quarterly and the associated interest and penalties, if applicable. During the quarter ended March 31, 2009, we had no material changes to our non-current liability for uncertain tax positions.

NOTE 6 – Commitments and contingencies

Leases – The Company, through its Shandong Haize subsidiary, leases land and buildings from Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party. The lease is classified as an operating lease and has a 20-year term up to 2024.

Capital commitments – The Company has contractual obligations related to the purchase of property and equipment amounting to $19,283,537 as of March 31, 2009.

NOTE 7 – Related party transactions

Due to related parties – As of March 31, 2009 and December 31, 2008, the Company owed Shandong Shengda $855,549 and $771,442, respectively, comprised primarily of rent expense for land and buildings and payment for management compensation expenses.

For the three-month period ended March 31, 2008 the Company purchased $9,659,622 of equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009. Shandong Haiqing has appointed a new CEO and as a result effective January 1, 2009, Shandong Haiqing is no longer considered a related party to the Company since January 1, 2009.  As of December 31, 2008, the Company had $8,003,223 advance payment to Shandong Haiqing for equipment purchases, which was included in the property, plant and equipment, net.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Long term convertible notes

On May 28, 2008, the Company issued $100,000,000 of 6% long-term convertible notes due June 1, 2018 (the “Notes”) in a private placement. On June 25, 2008, the Company issued an additional $15,000,000 of the Notes to cover over allotments.  Proceeds from the issuance of the Notes were $115,000,000. The Notes bear interest at 6% per annum, payable semiannually on June 1 and December 1, and have a maturity date of June 1, 2018. At maturity, subject to certain exceptions, the Company will be required to repay the principal amount of the Notes.

The Notes are convertible at the option of the holders, at any time prior to maturity, into common shares at an initial conversion rate of 100.6036 shares per $1,000 principal amount of the Notes (at approximately $9.94 per common share) subject to adjustment.  Holders who convert their Notes at any time prior to June 1, 2011 are entitled to additional interest in cash or, at the Company’s option, in common shares of the Company. The additional interest shall be equal to the interest due and payable from the date of issuance until and including June 1, 2011, less any interest actually paid or provided for prior to the date of such conversion (such additional interest is referred to as the “make-whole interest payment”). Upon conversion of a convertible note, if the Company chooses to pay the make-whole interest payment in shares the aggregate make-whole interest to such note holder shall not exceed $68.21 per each $1,000 original principal amount of Notes.

The Company cannot redeem the Notes prior to June 1, 2011. On June 1, 2011 and June 1, 2013, holders of the Notes may require the Company to purchase all or a portion of the Notes

The Company evaluated the accounting for the conversion feature in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and concluded that since the embedded conversion option is both indexed to the Company’s stock and would be classified in shareholders’ equity if it were a freestanding instrument, it is not required to be accounted for separately from the Notes as a derivative.

In addition, the Company evaluated the accounting for embedded call and put options in accordance with SFAS No. 133 and determined that such call and put options are clearly and closely related to the Notes because the amount paid upon settlement is fixed at a price equal to the principal amount plus accrued and unpaid interest, and as such would not be accounted for separately.

The Company adopted FSP APB 14-1 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had outstanding convertible notes that may be settled in cash upon conversion (including partial conversion), as required by the new standard. Under this new method of accounting, the debt and equity components of the 6% long-term convertible notes are bifurcated and accounted for separately and interest expense is computed using an effective interest rate of 13.5% as the convertible notes are accreted to the face value.

As a result of the adoption, the long-term convertible notes as of March 31, 2009 and December 31, 2008 is summarized in the following table:

	March 31,	December 31,
	2009	2008
Principal amount of long-term convertible notes	90,027,000	95,250,000
Conversion option subject to cash settlement	(15,136,372)	(17,323,690)
Net carrying amount	74,890,628	77,926,310

Carrying amount of additional paid in capital	16,114,157	16,407,225

Debt discount is amortized as interest expense through June 1, 2011, the earliest date the holders of the long-term convertible notes can demand payment.  In addition, prior to such date, holders of the notes can convert their notes and receive an additional interest in cash or, at the Company’s option, in common shares of the Company.  Debt issuance costs of $3,096,073 have been capitalized and are being amortized on a straight-line basis, which approximate the effective interest rate method from the date the convertible notes were issued to June 1, 2011.

Interest relating to the convertible notes was recognized as follows:

	For the Three Months Ended March 31,
	2009	2008
Contractual coupon interest on convertible notes	1,396,434	-
Amortization of debt discount	1,283,016	-
Amortization of debt issuance costs	313,185	-
Interest cost capitalized	(547,989)	-
Interest expense	2,444,646	-

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During February, 2009, the Company repurchased, in privately negotiated transactions, part of the Notes with a principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144. In conjunction with the repurchases, the Company wrote off debt issuance costs and discount on the notes of $158,109 and $904,302, respectively, and recognized a pre-tax gain of $1,624,844 for the three-month period ended March 31, 2009.  No portion of the consideration paid by the Company is deemed to represent reacquisition of the equity component at the time of the settlement based on the Company’s fair value considerations of the liability component of the convertible notes immediate prior to the extinguishment.

As of March 31, 2009, the estimated fair value of the outstanding convertible notes is $ $41,412,420, based on the level 3 valuation hierarchy under SFAS No. 157.

NOTE 9 – Share-based compensation

Options – On January 1, 2009, the Company issued an option to a director to purchase 5,000 shares of common stock at an exercise price of $3.52 per share with a contractual term of three years and vesting immediately. The option was valued at $6,771 using Black-Scholes option pricing model to determine the fair value of share-based payment and was recognized as compensation expense on the date of the grant.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

2009
Expected life	1.5 years
Expected volatility	80.81%
Risk free interest rate	1.14%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions for the three-month period ended March 31, 2009 are as follows:

	2009
		Weighted
		Average Exercise
	Number	Price
Balance at January 1	15,000	$8.48
Granted	5,000	3.52
Exercised	-	-
Balance at March 31	20,000	7.24

NOTE 10 – Comprehensive Income

The following table reconciles net income to comprehensive income for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008

Net income	$4,982,572	$7,414,986
Other comprehensive:
Foreign currency translation adjustments	215,823	3,876,281
Comprehensive income	$5,198,395	$11,291,267

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of convertible notes, using the if-converted method, and common stock issuable upon the exercise of outstanding share options and warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of diluted earnings per share if the effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2009	2008
Net income	$4,982,572	$7,414,986
Interest expense on long-term convertible notes, net of tax of $831,180	1,613,466	-
Gain on extinguishment of long-term convertible notes, net of tax of $552,447	(1,072,397)	-
Adjusted net income	$5,523,641	$7,414,986

Weighted average shares:
Basic	54,202,036	54,202,036
Effect of dilutive securities:
Long-term convertible notes	13,230,133	-
Diluted	67,432,169	54,202,036
Earnings per share:
Basic	$0.09	$0.14
Diluted	$0.08	$0.14

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock was 20,000 shares in the quarter ended March 31, 2009. There were no options issued and outstanding for the three-month period ended March 31, 2008.

NOTE 12 – Segment information

The Company has two operating segments, which are nano-materials and chemical products segments.

The nano-materials segment develops, manufactures, and markets NPCC products.  The nano-materials segment includes the operations of the Shandong Haize and Shaanxi Haize.

The chemical segment manufactured and sold chemicals including ammonium bicarbonate, liquid ammonia, methanol and melamine. These products were manufactured and sold by Bangsheng Chemical prior to the cessation of its production as of October 31, 2008. On August 11, 2008 the Company entered into an agreement to acquire Jinan Fertilizer in an effort to consolidate the Bangsheng operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company will no longer pursue the acquisition of Jinan Fertilizer. Although the Company is currently seeking strategic investment opportunities to continue its chemical segment operations, due to the decision in March 2009 to not consummate the acquisition of Jinan Fertilizer, the Company has no specific plans to continue the chemical segment operations. The Company’s chemical operations approximated 48% of the total consolidated earnings before income taxes as of and for the three-month period ended March 31, 2008.

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these consolidated financial statements. Historically, there have been no transactions between the two operating segments other than intersegment advances.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009	Nano-Materials	Chemical	Total
Net sales	$20,672,353	$-	$20,672,353
Interest income	100,339	19,382	119,721
Depreciation	997,293	20,035	1,017,328
Segment assets	175,963,705	58,645,459	234,609,164
Segment income/(losses)	7,256,499	(78,152)	7,178,347
Capital expenditures	4,560,726	-	4,560,726

For the Three Months Ended March 31, 2008	Nano-Materials	Chemical	Total
Net sales	$13,424,531	$15,128,373	$28,552,904
Interest income	18,643	17,512	36,155
Depreciation	601,525	106,313	707,838
Segment assets	110,030,509	53,236,275	163,266,784
Segment income	4,665,863	4,251,702	8,917,565
Capital expenditures	18,222,362	-	18,222,362

(a) Reconciliation of segment income to consolidated earnings before income taxes

	For the Three Months Ended March 31,
	2009	2008
Total segment income	$7,178,347	$8,917,565
Gain on repurchase of long-term convertible notes	1,624,844	-
Interest on long-term convertible notes	(2,444,646)	-
Intercompany and related party interest expense	(60,433)	-
Corporate general and administrative	(246,089)	-
Interest income	136,965	-
Consolidated earnings before income taxes	$6,188,988	$8,917,565

(b) Reconciliation of segment interest income to consolidated interest income

	For the Three Months Ended March 31,
	2009	2008
Total segment interest income	$119,721	$36,155
Corporate interest income	136,965	-
Elimination of intercompany interest expense	(56,172)	-
Consolidated interest income	$200,514	$36,155

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) Reconciliation of segment assets to consolidated total assets

	March 31,	December 31,
	2009	2008
Total segment assets	$234,609,164	$230,860,338
Cash	54,970,253	58,007,584
Prepaid expenses and other receivables	46,425	510,825
Debt issuance costs	2,624,777	3,096,073
Deferred tax assets	729,808	502,793
Elimination of intercompany balances	(49,822,819)	(49,294,504)
Corporate income tax payable	(430,951)	-
Consolidated total assets	$242,726,657	$243,683,109

Item 2. Management Discussion and Analysis on Results of Operations

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning our business, results of operations, economic performance and financial condition based on our current expectations. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those implied by such forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi, China to operate the new NPCC facility in Shaanxi. Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc. On July 1, 2008, Faith Bloom formed a wholly-owned subsidiary in Zibo, Shandong to operate our new NPCC facility in Zibo, which is currently under construction.  Our corporate structure is depicted in the following chart:

Net Sales

We derive our net sales from the sale of our NPCC products.  Prior to November 2008, we derived our sales of products from two segments: NPCC products and coal-based chemicals.

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

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of March 31, 2009. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers, attract new customers and increase our sale of products.

Research and development for new applications of NPCC.  In conjunction with Tsinghua University, we successfully completed the development of the membrane-dispersion technology for NPCC production, which was officially granted a patent in November 2007. With the membrane-dispersion patent and the continuing efforts of our R&D department in developing new NPCC products for applications in different industries, we believe that we maintain a leading position in technology for the NPCC market in China.

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

Exchange rate. Our sales of products has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD, which is the functional currency of ShengdaTech, Inc. The accompanying condensed consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented. With the fluctuation of exchange rates, our income statements for different periods may not be fully comparable.

Cost of Goods Sold

Cost of goods sold for NPCC and, prior to November 2008, coal-based chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery’s depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of goods sold are as follows:

●	processing technologies for NPCC;

●	cost of transporting raw material;

●	Supply and price of limestone;

●	availability and price of coal;

●	supply and price of electricity; and fluctuations in the RMB to USD exchange rate

Process technologies for NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our clients. In conjunction with Tsinghua University, we successfully completed the development of a more advanced membrane-dispersion technology, which was officially granted a patent in November 2007. We and Tsinghua University each have a 50% ownership share of the technology. We have the exclusive right to use the technology under a license agreement with Tsinghua University for the life of the patent. The membrane-dispersion technology enables us to produce NPCC in a more efficient and cost effective way.

Supply and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi facility is in proximity to a high quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee (the “Management Committee”). The Management Committee will sell to us sources of good quality limestone, with the sale and transfer of the mining rights to the Company to be completed within 12 months.

Availability and price of coal. Coal is used in the production of our NPCC products as a key fuel for the calcination of limestone. We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Coal prices have fluctuated in the past few years. The average price of coal was approximately $98 per metric ton in 2007 and increased to approximately $145 per metric ton in 2008.  The average price was approximately $135 in the first quarter of 2009.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC, and it is currently supplied by the local government. The price of electricity for the NPCC industry increased from $0.06/kwh in 2007 to $0.08/kwh in 2008 and remained the same in the first quarter of 2009.

Exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD, which is the functional currency of ShengdaTech, Inc. The accompanying condensed consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented. With the fluctuation of exchange rates, our income statements for different periods may not be fully comparable.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, (d) the volume and costs of manufacturing of our products, (e) competitive activity, (f) expanded international operations and (g) entry into new industry applications.

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.  Selling expenses consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expenses to increase in the future as we further increase our sales.

General and administrative expense consists primarily of (a) salaries of administrative and R&D personnel, (b) labor union fees, (c) insurance fees, (d) lease payments for housing and property, (e) expenses related to being a public company and (f) other related expenses. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our significant accounting policies are set forth in detail in Note 2 of the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value. On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing Bangsheng Chemical facility to cease production due to the close proximity of our coal-based chemical facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical facility on October 31, 2008.  As a result, we recorded an impairment charge of approximately $3.9 million for Bangsheng equipment in the fourth quarter of 2008. We do not believe there is any additional impairment of assets in the first quarter of 2009.

Long-term convertible notes - We account for our long-term convertible notes in accordance with FASB Staff Position (FSP) Accounting Principles Board Opinions (APB) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). We adopted this FSP on January 1, 2009. FSP APB 14-1 significantly impacts the accounting for our convertible notes by requiring us to account separately for the liability and equity components of the Notes because upon conversion at any time before June 1, 2011 the make-whole interest payment may be settled in cash. The liability component is measured so the effective interest expense associated with the convertible notes reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible notes and this estimated fair value is recorded as a debt discount and amortized to interest expense through June 1, 2011, the earliest date the holders of the Notes can demand payment. Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities.

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During November and December of 2008 and February 2009, the Company repurchased, in privately negotiated transactions, part of the Notes plus accrued interests.  We evaluated the consideration paid and the impact of such repurchases under the FSP APB 14-1.  We believe that given that the Company’s common stock was down materially from its level at issuance and the debt and convertible markets were trading at historically distressed levels at the time of the Company’s repurchases, the securities were arguably trading without option value at the time.  As a result we believe that no portion of the consideration paid by the Company is deemed to represent reacquisition of the equity component at the time of the settlement based on the Company’s fair value considerations of the liability component of the convertible notes immediate prior to the extinguishment.

Results of Operations

Comparison for the three months ended March 31, 2008 and 2009

Sales of Products

	For the Three Months Ended March 31,
	2009		2008		Change
	Amount ($)	% of Total Revenue (%)	Amount ($)	% of Total Revenue (%)	Amount ($)%
Chemical	-	-	15,128,373	53.0	(15,128,373)	(100.0)

NPCC	20,672,353	100.0	13,424,531	47.0	7,247,822	54.0
Total Sale of Products	20,672,353	100.0	28,552,904	100.0	(7,880,551)	(27.6)

There were no revenues from our coal-based chemical business due to the fact that we were mandated to stop production at our coal-based chemical facility (“Bangsheng Chemical Facility”) in October 2008 to comply with the Tai’an City government’s enhanced urban safety and environment standard because our facility was located in a designated residential and non-manufacturing business zone.

For the three-month period ended March 31, 2009, we derived our sales solely from our NPCC business. The increase of sales from our NPCC business was $7,247,822 or 54.0% for the three- month period ended March 31, 2009 compared to the three-month period ended March 31, 2008. The increase was mainly due to an increase in sales volume and selling price by 9,253 tons and $82.93 per ton, respectively, as a result of an increase in demand, which was supported by our capacity expansion.

Cost of Products Sold and Gross Profit

	For the three months ended March 31
	2009		2008		Change
	Amount($)	% of Total Segment Revenue	Amount($)	% of Total Segment Revenue	Amount($)%
Cost of goods sold
Chemical	-	-	10,576,923	69.9	(10,576,923)	(100.0)
NPCC	12,185,227	58.9	7,912,912	58.9	4,272,315	54.0
Total cost of goods sold	12,185,227	58.9	18,489,835	64.8	(6,304,608)	(34.1)

Gross profit
Chemical	-	-	4,551,450	30.1	(4,551,450)	(100.0)
NPCC	8,487,126	41.1	5,511,619	41.1	2,975,507	54.0
Total gross profit	8,487,126	41.1	10,063,069	35.2	(1,575,943)	(15.7)

The cost of goods sold for our NPCC business increased by $4,272,315 or 54.0% for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008. The increase was in line with the increase in NPCC sales.

The gross margin of our NPCC business remained at 41.1% for both three-month periods ended March 31, 2009 and 2008. Increases in NPCC sales volume and selling price per metric ton were offset by increases in raw material costs during the current period.

Operating Expenses

	For the three months ended March 31
	2009		2008		Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating expenses
Selling expenses	316,808	1.5	441,838	1.5	(125,030)	(28.3)
General and administrative expenses	1,355,524	6.6	729,761	2.6	625,763	85.7
Total operating expenses	1,672,332	8.1	1,171,599	4.1	500,733	42.7

Selling expenses decreased by $125,030 or 28.3% for the three-month period ended March 31, 2009 compared to the three-month period ended March 31,  2008.  The decrease of approximately $23,305 was due to our cessation of production at Bangsheng Chemical Facility. Our lowered sales commission rate for the current period led to a decrease of approximately $136,533 of sales commission related to NPCC business compared to the three-month period ended March 31, 2008.   These decreases were partially offset by an increase in salary and welfare expenses of $43,923 as a result of our expanded NPCC business.

General and administrative expenses increased by $625,763 or 85.7% for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008. The increase was mainly due to an increase in our professional services costs associated with audits and public filings of $511,176, an increase in research and development expenses of $82,664 as we continued to inject resources to maintain our leading technological position in the industry, an additional amortization charge for land use rights newly acquired in Zibo and related property tax expenses of $ 159,103 as a result of our NPCC business expansion and an increase of compensation expense for management by $45,373. These increases were partially offset by decreases of $173,070 in our general and administrative expenses as a result of our cessation of production at Bangsheng Chemical Facility.

Operating income and earnings before Income Taxes

	For the three months ended March 31
	2009		2008		Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from operations	6,814,794	33.0	8,891,470	31.1	(2,076,676)	(23.4)
Interest income	200,514	1.0	36,155	0.1	164,359	454.6
Interest expense	(2,448,907)	(11.8)	-	-	(2,448,907)	(100.0)
Gain on extinguishment of long-term convertible notes	1,624,844	7.9	-	-	1,624,844	100.0
Other expenses	(2,257)	0	(10,060)	0	7,803	(77.6)
Earnings before income taxes	6,188,988	29.9	8,917,565	31.2	(2,728,577)	(30.6)
Income tax expense	1,206,416	5.8	1,502,579	5.3	(296,163)	(19.7)

Operating income decreased by $2,076,676 or 23.4% for the three-month period ended March 31, 2009, compared to the three-month periods ended March 31, 2008. The decrease was mainly due to the cessation of production of our coal-based chemical operations, partially offset by the expansion of our NPCC business. Interest income for the three-month period ended March 31, 2009 increased by $164,359 or 454.6% compared to the three-month period ended March 31, 2008, which was mainly due to an increased cash balance as a result of issuance of convertible notes in 2008.

Interest expense related primarily to our convertible notes was $2,448,907 for the three months ended March 31, 2009.  Interest expense included $1,396,434 contractual coupon interest on the convertible notes, $313,185 amortization of debt issuance costs, and $1,283,016 amortization of debt discount due to the application of APB FSP 14-1. The interest expense was reduced by $547,989 interest cost capitalized during the three-month period ended March 31, 2009. Under APB FSP 14-1, our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the quarter using the effective interest method.

During the first quarter of 2009, we recorded a gain on extinguishment of debt of $1,624,844 due to the repurchase of the Notes with an aggregate principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144 through privately negotiated transactions.  The difference of $1,062,411 was allocated to debt issuance cost and the discount on the Notes in an amount of $158,109 and $904,302, respectively in accordance with APB FSP 14-1.  No portion of the consideration was allocated to the equity due to the fact that the entire consideration was attributed to the requisition of the liability component at the time of the settlement. The Company is not actively seeking to repurchase additional Notes and has no plan to early terminate the Notes.

Our effective income tax rate increased from 16.8% for the three-month period ended March 31, 2008 to 19.5% for the three-month period ended March 31, 2009 due primarily to the additional U.S. income tax we accrued as a result of recognizing gain from repurchase of our convertible notes during the period and the interest income earned by the Company's U.S. entity during the period, which will be taxable at the higher U.S. statutory federal tax rate of 34%. For tax purposes, the gain from the repurchase of our convertible notes qualifies for deferral until 2014 in accordance with the provisions of the American Recovery and Reinvestment Act of 2009.

Liquidity and Capital Resources

We believe, based on our current cash levels as well as the expected operating cash flows, we will have sufficient funds to finance our current operations for at least the next 12 months. However, we have also planned additional capital expenditures in the next 12 month to expand our business. We anticipate that these expenditures will be funded from working capital and financing activities. We believe that the capital expenditures may be influenced by changes and there is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash, accounts receivable, and working capital as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008	Change
Cash	114,179,902	114,287,073	(107,171)
Accounts receivable, net	5,797,512	6,806,066	(1,008,554)
Working capital	115,146,783	112,701,133	2,445,650

Cash. Our cash was held for capital expenditures, strategic investment and working capital purposes. As of March 31, 2009, our cash balance was $114,179,902 as compared to $114,287,073 as of December 31, 2008. The slight decrease in cash was due to construction payments for our new NPCC facility in Zibo, Shandong Province. We did not enter into any investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivable turnover in days remained stable at 30 days in the three-month periods ended March 31, 2009 and in 2008.

Working capital. Our working capital balance fluctuates from period to period, which affects our cash flow from operating activities. Working capital increased by $2,445,650 from $112,701,133 as of December 31, 2008 to $115,146,783 as of March 31, 2009 mainly due to the settlement of construction payables and income tax payables. Our working capital is derived by subtracting our current liabilities from our current assets.

Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008	Change
Cash provided by operating activities	6,918,745	9,333,351	(2,414,606)
Cash used in investing activities	(4,560,726)	(18,222,362)	13,661,636
Cash used in financing activities	(2,535,745)	0	(2,535,745)

Cash flows from operating activities. Net cash provided by operating activities totaled $6,918,745 for the three-month period ended March 31, 2009 compared to $9,333,351 for the three-month period ended March 31, 2008. The decrease was mainly due to decreased cash proceeds from the products sold as a result of our cessation of coal-based chemical operations in Bangsheng Chemical Facility and increased cash payments for 2008 US and local income tax.

Cash flows from investing activities. Net cash used in investing activities for the three-month period ended March 31, 2009 was $4,560,726 compared to $18,222,362 for the three-month period ended March 31, 2008. The decrease was mainly due to the timing of expenditures for construction of our new NPCC facility in Zibo, Shandong Province as the building construction is near completion. As we get into the phase of equipment ordering and installation, our cash used for investment activities will increase in the future quarters. We had significant spending for our NPCC facility in Shaanxi during the three-month period ended March 31, 2008.

Cash flows from financing activities. Net cash used in financing activities for the three-month period ended March 31, 2009 was $2,535,745, which was used for repurchase of our convertible notes.

Contractual Obligations As of March 31, 2009

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	$-	$-	$-	$90,027,000	$90,027,000
Long-term convertible notes-interest	4,051,215	10,803,240	10,803,240	23,857,155	49,514,850
Operating lease	142,889	381,036	381,036	2,095,700	3,000,661
Capital commitments	19,283,537	-	-	-	19,283,537
Total	23,477,641	11,184,276	11,184,276	115,979,855	161,826,048

On June 1, 2011 and June 1, 2013, holders of the convertible notes may require the Company to purchase all or a portion of the notes subject to certain conditions.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash as of March 31, 2009, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $1,153,332 in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $1,130,494 in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk.  As of March 31, 2009, we had no short-term borrowings. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. However, if we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.5% in 2006, 4.8% in 2007 and 5.9% in 2008. However, because of the recent global economic crisis, the danger of inflation is subsiding. For example, in March 2009, the rate of inflation in China was -1.2%.

ITEM 4—CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009 pursuant to Exchange Act Rule 13a-15b. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2009 due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not been remediated as of March 31, 2009, although steps have been taken toward remediation during the first quarter of 2009.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed. In addition to matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

Risks Related To Our Business and Operations

We have been required to cease our coal-based chemical production at the current production facility.  On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing the Company to cease production at our Bangsheng Chemical Facility in Tai’an City due to the close proximity of the Bangsheng Chemical Facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s directive, we ceased production of the current products at our Bangsheng Chemical Facility on October 31, 2008.  For the year ended December 31, 2008, our sales of coal-based chemical products were approximately $67.0 million, or 44.8% of our total revenue.  There is no assurance that we will succeed in expanding our NPCC business or accomplishing strategic acquisitions or investments in the chemical business going forward, and our revenues and profit could suffer.

Subsequent to the cessation of  production at our coal-based chemical production facility on October 31, 2008, we generate all of our revenue from sales of our NPCC products and a reduction in revenue from our NPCC products would cause our revenue to decline and could materially harm our business.  After we ceased production at our Bangsheng Chemical Facility on October 31, 2008 in compliance with the directive from the Tai’an City Government, we no longer generate revenue from the sale of coal-based chemical products and derive all of our revenue from the sale of our NPCC products.  For the three months ended March 31, 2009, our sales of NPCC products were approximately $20.67 million, or 100% of our total revenue.  Going forward, continued market acceptance of our NPCC products will remain important to our success, and a reduction in revenue from the sale of our NPCC products will materially harm our business, financial condition and results of operations.

Risks Related To Doing Business In China

A slowdown or other adverse developments in the economy of the PRC may materially and adversely affect our customers, demand for our products and our business.  All of our operations are conducted in the PRC.  Although the economy of the PRC has grown significantly in recent years, we cannot assure you that such growth will continue.  In the first quarter of 2009, China’s gross domestic product or GDP growth slowed to 6.1% from 10.6% in the same period in 2008.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

Risks Related To Our Common Stock

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

For the three months ended March 31, 2009, net cash inflow from operating activities was $6.92 million. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing existing indebtedness or seeking equity capital.  These strategies, if implemented, may not be instituted on satisfactory terms.  Any of these constraints upon us could materially and adversely affect our ability to satisfy our obligations under our 6.0% convertible notes due 2018.

The market price for our shares may be volatile.  The market price of our shares experienced, and may continue to experience, significant volatility.  For the period from March 31, 2008 to March 31, 2009, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market, has ranged from a low of US$2.93 per share to a high of US$10.56 per share.  Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

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

SHENGDATECH, INC.

Date: May 11, 2009	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: May 11, 2009	By:	/s/ Andrew Weiwen Chen
Andrew Weiwen Chen Chief Financial Officer (Principal Financial and Accounting Officer)