Form 10-Q
period 2009-06-30
ShengdaTech, Inc.
filed 2009-08-10
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-31937

SHENGDATECH, INC.
(Exact name of registrant as specified in its charter)
Nevada	26-2522031
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 2003, East Tower, Zhong Rong Heng Rui International Plaza,
620 Zhang Yang Road, Pudong District, Shanghai 200122
People's Republic of China
(Address of principal executive offices)

Registrant’s telephone number, including area code: 86-21-58359979

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

The number of shares of Common Stock outstanding on August 10, 2009 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets - June 30, 2009 and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income- Three and Six months ended June 30, 2009 and 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2009 and 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

Part II — Other Information		38

Item 1A.	Risk Factors	38

Item 6.	Exhibits	40

Signatures		41

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
		As adjusted (note 3)
ASSETS
Current assets:
Cash	$110,998,001	$114,287,073
Accounts receivable	6,273,491	6,806,066
Prepaid expenses and other receivables	196,435	510,825
Inventories	1,625,806	2,647,424
Income tax refund receivable	330,495	-
Total current assets	119,424,228	124,251,388

Property, plant and equipment, net	111,396,278	100,122,522
Land use rights	15,573,671	15,710,333
Debt issuance costs	2,323,255	3,096,073
Deferred income tax assets	1,348,151	502,793
Total assets	$250,065,583	$243,683,109

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,902,626	$4,493,551
Accrued expenses and other payables	3,467,216	4,227,184
Income taxes payable	-	1,092,116
Due to related parties	862,643	1,737,404
Total current liabilities	7,232,485	11,550,255

Long-term convertible notes	76,245,283	77,926,310
Non-current income taxes payable	1,571,112	1,268,108
Deferred income tax liabilities	5,928,133	5,890,055
Total liabilities	90,977,013	96,634,728

Shareholders' equity:
Preferred Stock, par value $0.00001 authorized:10,000,000 outstanding: Nil	-	-
Common Stock, par value $0.00001 authorized:100,000,000 issued and outstanding: 54,202,036	542	542
Additional paid-in capital	38,610,400	38,304,541
Statutory reserves	8,130,601	8,130,601
Retained earnings	98,742,630	87,224,893
Accumulated other comprehensive income	13,604,397	13,387,804
Total shareholders' equity	159,088,570	147,048,381

Commitments and contingencies

Total liabilities and shareholders' equity	$250,065,583	$243,683,109

See accompanying notes to unaudited condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
		As adjusted (note 3)		As adjusted (note 3)

Net sales	$26,314,330	$39,845,453	$46,986,683	$68,398,357
Cost of goods sold	14,928,210	25,199,782	27,113,437	43,689,617
Gross profit	11,386,120	14,645,671	19,873,246	24,708,740

Operating expenses:
Selling	531,028	646,952	847,836	1,088,790
General and administrative	1,503,868	1,151,026	2,859,392	1,880,787
Total operating expenses	2,034,896	1,797,978	3,707,228	2,969,577
Operating income	9,351,224	12,847,693	16,166,018	21,739,163

Other income (expense):
Interest income	365,711	36,702	566,225	72,857
Interest expense	(2,355,005)	(1,078,178)	(4,803,912)	(1,078,178)
Gain on extinguishment of long-term convertible notes	-	-	1,624,844	-
Other expense, net	(57,573)	(3,482)	(59,830)	(13,542)
Other expense, net	(2,046,867)	(1,044,958)	(2,672,673)	(1,018,863)

Earnings before income taxes	7,304,357	11,802,735	13,493,345	20,720,300

Income tax expense	769,192	1,981,618	1,975,608	3,484,197
Net income	$6,535,165	$9,821,117	$11,517,737	$17,236,103

Earnings per share:
Basic	$0.12	$0.18	$0.21	$0.32
Diluted	$0.12	$0.18	$0.20	$0.32
Weighted average shares outstanding:
Basic	54,202,036	54,202,036	54,202,036	54,202,036
Diluted	66,954,996	58,809,297	67,082,801	56,505,666

See accompanying notes to unaudited condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
		As restated (note 2) and adjusted (note 3)

Cash flows from operating activities:
Net income	$11,517,737	$17,236,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,039,074	1,670,373
Land use rights expense	158,275	1,166
Amortization of debt issuance costs	614,708	113,598
Amortization of debt discount	2,637,671	398,960
Gain on extinguishment of long-term convertible notes	(1,624,844)	-
Share-based compensation	12,790	-
Deferred income taxes	(514,212)	(159,580)
Changes in operating assets and liabilities:
Accounts receivable	542,047	(951,719)
Prepaid expenses and other receivables	314,387	(134,488)
Inventories	1,025,489	(630,215)
Due to related parties	(48,168)	(608,741)
Accounts payable	160,678	704,985
Accrued expenses and other payables	(765,290)	1,451,179
Income taxes payable/refund receivable	(1,422,479)	1,604,071
Non-current income taxes payable	301,332	-
Net cash provided by operating activities	14,949,195	20,695,692

Cash flows from investing activities:
Purchase of property, plant and equipment, including interest capitalized	(15,763,947)	(20,045,708)
Net cash used in investing activities	(15,763,947)	(20,045,708)

Cash flows from financing activities:
Extinguishment of long-term convertible notes	(2,535,745)	-
Proceeds from sale of convertible notes	-	115,000,000
Cash paid for offering costs	-	(5,828,136)
Net cash (used in) provided by financing activities	(2,535,745)	109,171,864

Effect of exchange rate changes on cash	61,425	2,019,933

Net (decrease) increase in cash	(3,289,072)	111,841,781
Cash at beginning of period	114,287,073	26,366,568
Cash at end of period	$110,998,001	$138,208,349

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$1,386,232	$3,139,184
Due to related parties for purchase of property, plant and equipment	$139,084	$963,488

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,608,212	$2,327,962
Cash paid for interest, net of capitalized interest	$1,487,673	-

See accompanying notes to unaudited condensed consolidated financial statements

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

Prior to November 1, 2008, the Company’s chemical segment manufactured and sold chemical products used in the chemical, pharmaceutical, light and textile industries. On June 20, 2008 the Company received a notice from the Tai'an City Government requiring Shandong Bangsheng Chemical Co., Ltd. (“Bangsheng Chemical”), which represents the Company’s entire operations for its chemical segment, to cease production by October 31, 2008 due to the close proximity of the chemical facility to residential and non-manufacturing business properties. The Company considered alternatives in order to continue the Company’s chemical operations and on August 11, 2008, the Company entered into an agreement with Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party of which the Chief Executive Officer (“CEO”) Mr. Xiangzhi Chen (“Mr. Chen”) of the Company is the major shareholder, to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province. Jinan Fertilizer manufactures chemical products similar to those produced by Bangsheng Chemical and therefore the Company intended to consolidate the Bangsheng Chemical operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company would no longer pursue the acquisition of Jinan Fertilizer. The Company did not incur any liability or costs as a result of not consummating the acquisition of Jinan Fertilizer. The Company’s chemical operations approximated 51% of the total consolidated earnings before income taxes for the six-month period ended June 30, 2008. Additional information regarding the Company’s chemical segment is presented in Note 13. The Company is currently seeking strategic investment opportunities to continue its chemical operations.

Although as of June 30, 2009, the Company had ceased all operations at Bangsheng Chemical and is currently devoting its resources in developing NPCC business, the Company does not have an approved plan nor any active programs to sell Bangsheng assets.  Therefore management concluded that the Company did not satisfy the criteria for discontinued operations reporting in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of June 30, 2009.

Basis of presentation

The accompanying interim condensed consolidated financial statements of the Company include the accounts of ShengdaTech and its wholly-owned subsidiaries.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the interim condensed consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2009, the results of its operations for the three and six-month periods ended June 30, 2009 and 2008, and its cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations and cash flows for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2008, which are included in the Company's filing on Form 10-K for the year ended December 31, 2008.

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

NOTE 2 – Significant accounting policies

Correction of errors and reclassifications

The Company’s statement of cash flows for the six-month period ended June 30, 2008 has been restated from previously issued financial statements to correct errors in the classification of cash flows. For the six-month period ended June 30, 2008, the effect of the errors was to decrease cash flows provided by operating activities by $4,457,872, decrease cash flows used in investing activities by $3,701,519 and increase cash flows provided by financing activities by $756,353.

The Company’s consolidated statements of income for the six-month and three-month periods ended June 30, 2008 have been revised from previously issued financial statements to reclassify the amortization of debt issuance cost from general and administrative expense to interest expense by $143,143.

Recently issued accounting pronouncements not yet adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. For reporting periods ending after September 15, 2009, references to authoritative accounting literature included in the Company’s financial statements will be adjusted to include references to the new FASB Accounting Standards Codification.

Recently adopted accounting pronouncements

On June 30, 2009 the Company adopted FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS” No. 157, Fair Value Measurement and is to be applied prospectively.   The initial adoption of FSP FAS 157-4 did not have any impact on the consolidated financial statements.

On June 30, 2009 the Company adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB 28, Interim Financial Reporting, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. Such disclosures were previously required only in annual financial statements.

In May 2009, the FASB released SFAS No. 165, Subsequent Events, or SFAS No. 165, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued and is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 beginning the three month period ended June 30, 2009. Management has evaluated subsequent events through August 10, 2009, which is the date the Company issued its June 30, 2009 condensed consolidated financial statements.

On January 1, 2009, the Company adopted FSP FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2, which delayed the effective date of SFAS No. 157, until fiscal year beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The initial adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities did not have any impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement requires the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The initial adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statements.

NOTE 3 – Accounting changes – adoption of FSP APB 14-1

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

As a result of the adoption of FSP APB 14-1, the accompanying financial statements reflects the retroactive adjustments to account for the debt and equity components of the 6% long-term convertible notes separately as of the date of issuance. The equity component (conversion option) of the long-term convertible notes was determined to be $24,290,655 at the issuance date and, accordingly, the initial carrying amount of the convertible notes was reduced to $90,709,345. The resulting debt discount of $24,290,655 is amortized and interest expense is recognized using an effective interest rate of 13.5%. Upon adoption the Company also recognized a deferred tax liability of $8,258,823 at issuance due to a temporary difference between the retroactively adjusted financial statement carrying amount and tax basis of the convertible notes.

During November and December 2008, the Company repurchased, in privately negotiated transactions, part of the convertible notes with a principal amount of $19,750,000 from certain investors for cash of $9,890,000 plus accrued interest of $581,792.  As such, the adjusted carrying amount of the convertible notes as of December 31, 2008 includes the effects of adopting FSP FAS 14-1 and the repurchases in November and December 2008.

The adoption of FSP APB 14-1 has resulted in a reduction in the carrying value of the Company’s convertible debt, debt issuance costs and an increase in deferred taxes and capitalized interest.  The following tables set forth the effect of the retroactive application of FSP APB 14-1 on certain previously reported financial statement captions:

	December 31, 2008
	As previously reported	Adjustments	As retroactively adjusted
Assets:
Total current assets	124,251,388	-	124,251,388
Property, plant and equipment	99,878,791	243,731	100,122,522
Land use rights	15,593,548	116,785	15,710,333
Debt issuance costs	3,925,157	(829,084)	3,096,073
Deferred income tax assets	260,056	242,737	502,793
Total assets	243,908,940	(225,831)	243,683,109
Liabilities and shareholders' equity:
Total current liabilities	11,550,255	-	11,550,255
Deferred income tax liabilities	-	5,890,055	5,890,055
Long-term convertible notes	95,250,000	(17,323,690)	77,926,310
Non-current income taxes payable	1,268,108	-	1,268,108
Total liabilities	108,068,363	(11,433,635)	96,634,728
Common stock	542	-	542
Additional paid-in capital	21,897,316	16,407,225	38,304,541
Retained earnings	100,554,915	(5,199,421)	95,355,494
Accumulative other comprehensive income	13,387,804	-	13,387,804
Total shareholders' equity	135,840,577	11,207,804	147,048,381
Total liabilities and shareholders' equity	243,908,940	(225,831)	243,683,109

	For the three months ended June 30, 2008
	As previously reported (note 2)	Adjustments	As retroactively adjusted
Operating income	12,847,693	-	12,847,693
Other income (expense):
Interest expense	(708,763)	(369,415)	(1,078,178)
Interest income	36,702	-	36,702
Other expense, net	(3,482)	-	(3,482)
Earnings before income taxes	12,172,150	(369,415)	11,802,735
Income tax expense	(2,141,198)	159,580	(1,981,618)
Net income	10,030,952	(209,835)	9,821,117
Earnings per share:
Basic	0.19	(0.01)	0.18
Diluted	0.18	-	0.18

	For the six months ended June 30, 2008
	As previously reported (note 2)	Adjustments	As retroactively adjusted
Operating income	21,739,163	-	21,739,163
Other income (expense):
Interest expense	(708,763)	(369,415)	(1,078,178)
Interest income	72,857	-	72,857
Other expense, net	(13,542)	-	(13,542)
Earnings before income taxes	21,089,715	(369,415)	20,720,300
Income tax expense	(3,643,777)	159,580	(3,484,197)
Net income	17,445,938	(209,835)	17,236,103
Earnings per share:
Basic	0.32	-	0.32
Diluted	0.32	-	0.32

	For the six months ended June 30, 2008
	As previously reported and restated (note 2)	Adjustments	As retroactively adjusted
Net income	17,445,938	(209,835)	17,236,103
Adjustments to reconcile net income to net cash provided by operating activities	1,814,682	209,835	2,024,517
Changes in operating assets and liabilities	1,435,072	-	1,435,072
Net cash provided by operating activities	20,695,692	-	20,695,692
Net cash used in investing activities	(20,045,708)	-	(20,045,708)
Net cash provided by financing activities	109,171,864	-	109,171,864
Effect of exchange rate changes on cash	2,019,933	-	2,019,933
Net increase in cash	111,841,781	-	111,841,781

NOTE 4 – Inventories

Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$817,003	$1,157,842
Work-in-process	278,877	300,780
Finished goods	529,926	1,188,802
Total inventories	$1,625,806	$2,647,424

Raw materials consist primarily of anthracite and limestone supplies used in the Company’s production of NPCC products.

NOTE 5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2009	2008
		(As adjusted)
Property, plant and equipment	$123,748,437	$110,481,085
Less: accumulated depreciation	(12,352,159)	(10,358,563)
Property, plant and equipment, net	$111,396,278	$100,122,522

Depreciation expense was $1,021,746 and $962,535 for the three months ended June 30, 2009 and 2008, respectively and $2,039,074 and $1,670,373 for the six months ended June 30, 2009 and 2008, respectively.

In June 2008, the Company received a notice from the Tai'an City Government requiring Bangsheng Chemical, which represents the Company’s entire chemical operations, to cease production before October 31, 2008 because of the city’s urbanization project. This change required an impairment analysis to be performed. The estimated undiscounted future cash flows expected to be generated by the plant equipment were less than their carrying amounts. The carrying amounts were reduced to fair value of approximately $1,777,800 as of December 31, 2008, which was determined based on estimated selling prices in the used equipment market. The Company believes that there has been no significant change in the fair value of such equipment as of June 30, 2009. Although the Company has ceased all operations at Bangsheng Chemical, management has not yet determined its plan for this segment’s equipment as of June 30, 2009. The Company continues to depreciate the equipment. Therefore, the equipment is still considered as being held and used in accordance with SFAS No. 144.

A reconciliation of total interest cost incurred to “interest expense” as reported in the condensed consolidated statements of income for the three and six-month periods ended June 30, 2009 and 2008 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Total interest cost incurred	$3,020,153	$1,078,178	$6,017,049	$1,078,178
Interest cost capitalized	(665,148)	-	(1,213,137)	-
Interest expense	$2,355,005	$1,078,178	$4,803,912	$1,078,178

NOTE 6 – Income taxes

The Company’s effective income tax rate was 10.5% and 16.8% for the three-month periods ended June 30, 2009 and 2008, respectively and 14.6% and 16.8% for the six-month periods ended June 30, 2009 and 2008, respectively.  Income tax expense includes federal, foreign income tax at statutory rates, the effects of permanent differences, and foreign income tax holiday.

Management periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of those deferred tax assets, by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.

The Company is also subject to audits by foreign taxing authorities, primarily tax authorities of the PRC, where the Company conducts majority of its business.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109  (“FIN 48”).  Unrecognized tax benefits, represented by liabilities on the balance sheet and subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties. Management evaluates the Company’s tax positions quarterly and the associated interest and penalties, if applicable. As of June 30, 2009 the Company’s unrecognized tax benefit, included in non-current income tax payable on the Company’s unaudited  condensed consolidated balance sheet, amount to $1,571,112, which increased by approximately $301,332 from December 31, 2008.

NOTE 7 – Commitments and contingencies

Leases – The Company, through its Shandong Haize subsidiary, leases land and buildings from Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party. The lease is classified as an operating lease and has a 20-year term up to 2024.

Capital commitments – The Company has contractual obligations related to the purchase of property and equipment amounting to $14,179,971 as of June 30, 2009.

NOTE 8 – Related party transactions

Due to related parties – As of June 30, 2009 and December 31, 2008, the Company owed Shandong Shengda $723,559 and $771,442, respectively, comprised approximately primarily of rent expense for land and buildings.

In 2008 the Company purchased $17,662,846 equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009.  Shandong Haiqing has appointed a new CEO and as a result effective January 1, 2009, Shandong Haiqing is no longer considered a related party to the Company since January 1, 2009. As of December 31, 2008, the Company had $8,003,223 advance payment to Shandong Haiqing for equipment purchases, which was included in the property, plant and equipment, net. Due to Shandong Haiqing related to these purchases as of June 30, 2009 and December 31, 2008 amounted to $139,084 and $965,962, respectively.

NOTE 9 – Long term convertible notes

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

The Company cannot redeem the Notes prior to June 1, 2011. On June 1, 2011 and June 1, 2013, holders of the Notes may require the Company to purchase all or a portion of the Notes.

Management evaluated the accounting for the conversion feature in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and concluded that since the embedded conversion option is both indexed to the Company’s stock and would be classified in stockholders’ equity if it were a freestanding instrument, it is not required to be accounted for separately from the Notes as a derivative.

In addition, the management evaluated the accounting for embedded call and put in accordance with SFAS No. 133 and determined that such call and put options are clearly and closely related to the Notes because the amount paid upon settlement is fixed at a price equal to the principal amount plus accrued and unpaid interest, and as such would not be accounted for separately.

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

As a result of the adoption, the long-term convertible notes as of June 30, 2009 and December 31, 2008 is summarized in the following table:

	June 30,	December 31,
	2009	2008
Principal amount of long-term convertible notes	90,027,000	95,250,000
Conversion option subject to cash settlement	(13,781,717)	(17,323,690)
Net carrying amount	76,245,283	77,926,310

Carrying amount of additional paid in capital	16,700,293	16,407,225

Conversion option subject to cash settlement or debt discount is amortized as interest expense through June 1, 2011, the earliest date the holders of the long-term convertible notes can demand payment.  In addition, prior to such date, holders of the notes can convert their notes and receive an additional interest in cash or, at the Company’s option, in common shares of the Company.  Debt issuance costs of $3,096,073 have been capitalized and are being amortized on a straight-line basis, which approximate the effective interest rate method from the date the convertible notes were issued to June 1, 2011.

Interest relating to the convertible notes was recognized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Contractual coupon interest on convertible notes	1,350,405	565,620	2,746,839	565,620
Amortization of debt discount	1,354,655	398,960	2,637,671	398,960
Amortization of debt issuance costs	301,523	113,598	614,708	113,598
Interest cost capitalized	(665,148)	-	(1,213,137)	-
Interest expense	2,341,435	1,078,178	4,786,081	1,078,178

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

As of June 30, 2009, the estimated fair value of the outstanding convertible notes is $66,619,980, based on the level 3 valuation hierarchy under SFAS No. 157.

NOTE 10 – Share-based compensation

In accordance with SFAS No. 123 (revised 2004), Share-Based payment, or SFAS No. 123R, the Company recorded share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative	6,019	21,086	12,790	21,086
.
On January 1, and April 1, 2009, respectively, the Company issued options to a director to purchase 5,000 shares of common stock under each grant at an exercise price of $3.52 and $3.10 per share with a contractual term of three years and vesting immediately. The fair value of each option grant was estimated at $1.35 and $1.20, respectively using Black-Scholes option pricing model using the following assumptions:

2009
Expected life	1.5 years
Expected volatility	80.81%-81.25%
Risk free interest rate	1.14% - 1.16%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions as of six-month period ended June 30, 2009 are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	15,000	$8.48	2.50	$-
Changes during the period:
Granted	10,000	3.31
Exercised	-	-
Outstanding at June 30	25,000	$6.41	2.25	$4,400

Vested at June 30	25,000	$6.41	2.25	$4,400

NOTE 11 – Comprehensive Income

The following table presents the components of total comprehensive income for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$6,535,165	$9,821,117	$11,517,737	$17,236,103

Other comprehensive:
Foreign currency translation adjustments	770	2,719,050	216,593	6,595,331

Comprehensive income	$6,535,935	$12,540,167	$11,734,330	$23,831,434

NOTE 12 - Earnings per share

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$6,535,165	$9,821,117	$11,517,737	$17,236,103
Interest expense on long-term convertible notes, net of tax	1,554,303	711,597	3,170,582	711,597
Gain on extinguishment of long-term convertible notes, net of tax	-	-	(1,072,397)	-
Adjusted net income	$8,089,468	$10,532,714	$13,615,922	$17,947,700

Weighted average shares:
Basic	54,202,036	54,202,036	54,202,036	54,202,036
Effect of dilutive securities:
Long-term convertible notes	12,751,731	4,607,261	12,880,056	2,303,630
Stock options	1,229	-	709	-
Diluted	66,954,996	58,809,297	67,082,801	56,505,666
Net Income per share:
Basic	$0.12	$0.18	$0.21	$0.32
Diluted	$0.12	$0.18	$0.20	$0.32

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock were 15,000 and 5,000 shares in the three and six month periods ended June 30, 2009 and 2008, respectively.

NOTE 13 – Segment information

The Company has two operating segments, which are nano-material segment and the chemical products segment.

The nano-materials segment develops, manufactures, and markets NPCC products.  The nano-materials segment includes the operations of the Shandong Haize and Shaanxi Haize.

The chemical segment manufactured and sold chemicals including ammonium bicarbonate, liquid ammonia, methanol and melamine. These products were manufactured and sold by Bangsheng Chemical prior to the cessation of its production as of October 31, 2008. On August 11, 2008 the Company entered into an agreement to acquire Jinan Fertilizer in an effort to consolidate the Bangsheng operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company would no longer pursue the acquisition of Jinan Fertilizer. Although the Company is currently seeking strategic investment opportunities to continue its chemical segment operations, due to the decision in March 2009 to not consummate the acquisition of Jinan Fertilizer, the Company has no specific plans to continue the chemical segment operations. The Company’s chemical operations approximated 51% of the total consolidated earnings before income taxes as of and for the six-month period ended June 30, 2008. During the three and six-month periods ended June 30, 2009 the segment had $295,797 revenue from sales of raw materials.

The measurement of segment income (loss) is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these consolidated financial statements. Historically, there have been no transactions between the two operating segments other than intersegment advances.

For the Six Months Ended June 30, 2009	Nano-Materials	Chemical	Total
Net sales	$46,690,886	$295,797	$46,986,683
Interest income	236,410	38,995	275,405
Depreciation	1,998,984	40,090	2,039,074
Segment assets	194,131,427	58,566,226	252,697,653
Segment income (loss)	17,055,276	(173,878)	16,881,398
Capital expenditures	15,763,947	-	15,763,947

For the Six Months Ended June 30, 2008	Nano-Materials	Chemical	Total
Net sales	$32,523,511	$35,874,846	$68,398,357
Interest income	33,530	39,327	72,857
Depreciation	1,454,721	215,652	1,670,373
Segment assets	120,027,143	60,587,291	180,614,434
Segment income	11,256,681	10,626,859	21,883,540
Capital expenditures	20,045,708	-	20,045,708

For the Three Months Ended June 30, 2009	Nano-Materials	Chemical	Total
Net sales	$26,018,533	$295,797	$26,314,330
Interest income	136,071	19,613	155,684
Depreciation	1,001,691	20,055	1,021,746
Segment assets	194,131,427	58,566,226	252,697,653
Segment income (loss)	9,798,777	(95,726)	9,703,051
Capital expenditures	11,203,221	-	11,203,221

For the Three Months Ended June 30, 2008	Nano-Materials	Chemical	Total
Net sales	$19,098,980	$20,746,473	$39,845,453
Interest income	14,887	21,815	36,702
Depreciation	853,196	109,339	962,535
Segment assets	120,027,143	60,587,291	180,614,434
Segment income	6,590,818	6,375,157	12,965,975
Capital expenditures	1,823,346	-	1,823,346

(a) Reconciliation of segment income to consolidated earnings before income taxes

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Total segment income	$9,703,051	$12,965,975	$16,881,398	$21,883,540
Gain on repurchase of long-term convertible notes	-	-	1,624,844	-
Interest on long-term convertible notes	(2,341,435)	(1,078,178)	(4,786,081)	(1,078,178)
Intercompany and related party interest expense	(124,017)	-	(184,450)	-
Corporate general and administrative	(253,716)	(85,062)	(499,805)	(85,062)
Interest income	320,474	-	457,439	-
Consolidated earnings before income taxes	$7,304,357	$11,802,735	$13,493,345	$20,720,300

(b) Reconciliation of segment interest income to consolidated interest income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Total segment interest income	$155,684	$36,702	$275,405	$72,857
Corporate interest income	320,474	-	457,439	-
Elimination of intercompany interest expense	(110,447)	-	(166,619)	-
Consolidated interest income	$365,711	$36,702	$566,225	$72,857

(c) Reconciliation of segment assets to consolidated total assets

	June 30,	December 31,
	2009	2008
		(As adjusted (note 2))

Total segment assets	$252,697,653	$230,860,338
Cash	44,184,601	58,007,584
Prepaid expenses and other receivables	168,224	510,825
Debt issuance costs	2,323,255	3,096,073
Deferred tax assets	1,348,151	502,793
Elimination of intercompany balances	(50,225,350)	(49,294,504)
Corporate income tax payable	(430,951)	-
Consolidated total assets	$250,065,583	$243,683,109

The following summarizes the Group’s revenue, based on the geographic location of the customers:

	For the Six Months Ended June 30,
	2009		2008
	Amount	% of sales	Amount	% of sales
PRC	42,205,785	90%	67,487,721	99%
Others	4,780,898	10%	910,636	1%
Total net sales	46,986,683	100%	68,398,357	100%

	For the Three Months Ended June 30,
	2009		2008
	Amount	% of sales	Amount	% of sales
PRC	24,550,265	93%	39,174,295	98%
Others	1,764,065	7%	671,158	2%
Total net sales	26,314,330	100%	39,845,453	100%

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading and fast growing Chinese manufacturer of specialty chemical additives. Our nano-precipitated calcium carbonate (“NPCC”) products are used as functional additives in various products due to their special chemical and physical attributes. As a market leader of high-grade NPCC products, we use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper, and polyethylene (PE) industries. Prior to November 2008, we also manufactured, marketed, and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol, and melamine. We marketed and sold coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.

Reorganization

We were organized as a Nevada corporation on May 11, 2001 under the name Zeolite Exploration Company for the purpose of acquiring, exploring, and developing mineral properties. We conducted no material operations from the date of our organization until March 2006. On March 31, 2006, we consummated a share exchange pursuant to a Securities Purchase Agreement and Plan of Reorganization with Faith Bloom Limited, a British Virgin Islands company, and its stockholders. As a result of the share exchange, we acquired all of the issued and outstanding capital stock of Faith Bloom in exchange for a total of 50,957,603 shares of our common stock. The share exchange is accounted for as a recapitalization of Zeolite and resulted in a change in our fiscal year end from July 31 to December 31. Faith Bloom Limited was deemed to be the accounting acquiring entity in the share exchange and, accordingly, the financial information included in this annual report reflects the operations of Faith Bloom, as if Faith Bloom had acquired us.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi Province, China to operate the new NPCC facility in Shaanxi (“Shaanxi Facility”). Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc. On July 1, 2008, Faith Bloom formed a wholly-owned subsidiary in Zibo, Shandong Province, China to operate our new NPCC facility in Zibo, which is currently under construction.  Our corporate structure is depicted in the following chart:

Net Sales

We derive our net sales primarily from the sale of our NPCC products. Prior to November 2008, we derived our sales of products from two segments: NPCC products and coal-based chemicals.

Prior to November 2008, sales from our coal-based chemical business were derived from sale of ammonia-based chemicals, namely, ammonium bicarbonate, liquid ammonia, methanol, and melamine, to local farmers and chemical plants located in Shandong Province and other surrounding provinces.

On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing our coal-based chemical facility (“Bangsheng Chemical Facility”) in Tai’an City, to cease production due to the close proximity of our facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008.

The most significant factors that directly or indirectly affect our sales are as follows:

•	manufacturing capacity of NPCC;

•	breakthroughs of R&D and applications of NPCC;

•	pricing of our NPCC products;

•	actions of competitors;

•	industry demand; and

•	exchange rate

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of June 30, 2009. We did not add additional capacity from April 1, 2009 to June 30, 2009. Our new NPCC facility in Zibo will start production in late August. The new capacity will enhance our total NPCC capacity to 250,000 metric tons by the end of 2009. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers, attract new customers, and increase our sale of products.

Research and development for new applications of NPCC.  In conjunction with Tsinghua University, we successfully completed the development of the membrane-dispersion technology for NPCC production, which was officially granted a patent in November 2007. With the membrane-dispersion patent and the continuing efforts of our R&D department in developing new NPCC products for applications in different industries, we believe that we will maintain our lead position in technology for the NPCC market in China.

Pricing of our NPCC products. The pricing of our NPCC products generally is determined by manufacturing costs, overall market demand, competition, and, increasingly, costs associated with technology. In addition, the pricing of some of our NPCC products depends on the amount of cost saving that a particular industry or customer can achieve. For example, with respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and silicon dioxide with less expensive NPCC. With respect to paper, the pricing of NPCC is principally affected by comparable imports. In the next few years, we may reduce the selling price in order to compete with relatively small competitors.

Industry demand. Our business and sales of product growth depends on industry demand for NPCC. The downstream industries we supply are the tire, PVC and PE building materials, paper, rubber, paint, and oil ink industries. Given the diverse application of our NPCC products and the development of our R&D pipeline for new end markets, we believe that our business is well positioned for continued growth.

Competitive landscape. The competition in the Chinese NPCC market is moderate and stratified. In low-end applications, where several options are available, including precipitated calcium carbonate (PCC) and other fillers, suppliers are experiencing price pressure from their counterparts and from end users. However, in more complex applications, where NPCC use has proven to lower manufacturing costs and improve quality, end users will accept higher-priced and technologically advanced products, especially producers of tires, adhesives, high-end oil and inks, and auto coating industries. The Company’s target market is potential end users of high-end NPCC products. Our exclusive, patent-protected membrane-dispersion technology differentiates us from other competitive offerings and enables us to penetrate the market.

Exchange rate. Our sales of products have been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD, the functional currency of ShengdaTech, Inc. The accompanying unaudited condensed consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented. With the fluctuation of exchange rates, our income statements for different periods may not be fully comparable.

Cost of Goods Sold

Cost of goods sold for NPCC and, prior to November 2008, coal-based chemicals consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of goods sold are as follows:

•	processing technologies for NPCC;

•	cost of transporting raw material;

•	Supply and price of limestone;

•	availability and price of coal;

•	supply and price of electricity; and

•	fluctuations in the RMB to USD exchange rate.

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

Transporting, supply, and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee (the “Management Committee”). The Management Committee will sell to us sources of good quality limestone, with the sale and transfer of the mining rights to the Company to be completed within 12 months. As of June 30, 2009, granting of mining rights to the Company in Zibo is still under review of the Management Committee.

Availability and price of coal. Coal is used in the production of our NPCC products as a key fuel for the calcination of limestone. Coal is approximately 37% or our total cost of goods.  We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Coal prices have fluctuated in the past few years. The average price of coal was approximately $98 per metric ton in 2007 and increased to approximately $145 per metric ton in 2008.  The average price was approximately $140 in the first six months of 2009.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC, and it is currently supplied by the local government. The price of electricity for the NPCC industry increased from $0.06/kwh in 2007 to $0.08/kwh in 2008 and remained the same in the first six months of 2009.

Exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements are expressed in USD, which is the functional currency of ShengdaTech, Inc. The accompanying unaudited condensed consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented. With the fluctuation of exchange rates, our income statements for different periods may not be fully comparable.

Gross Profit.

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

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.  Selling expenses consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related overhead. We expect our selling expenses to increase in the future as we expect to further increase our sales.

General and administrative expense consists primarily of (a) salaries of administrative and R&D personnel, (b) labor union fees, (c) insurance fees, (d) lease payments for housing and property, (e) expenses related to being a public company and (f) other related expenses. We expect general and administrative expense to continue to increase. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses. As we continue to expand our operations, our potential merger and acquisition activities will incur additional expenses related to due diligence, audit, business appraisals, and valuations.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. A summary of significant accounting policies are set forth in Note 2 of the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

 Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client (except for our exported products, for which title transfers at the customer’s port), risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied.  We sell all products to end users and recognize revenues, net of sales rebates and taxes, when the products are shipped. We have no post-delivery obligations on our products sold.

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value. On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing Bangsheng Chemical Facility to cease production due to the close proximity of our coal-based chemical facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008.  As a result, we recorded an impairment charge of approximately $3.9 million for Bangsheng Chemical Facility equipment in the fourth quarter of 2008. We do not believe there is additional impairment of assets in the first six months of 2009. As of June 30, 2009, the Company had not yet determined its plan for this equipment and had not been actively marketing the equipment for sale; therefore, the Company had not received any valid offer to purchase the equipment from a potential buyer. The Company continues to depreciate the equipment. Therefore, the equipment is still considered as being held and use in accordance with SFAS No. 144.

Long-term convertible notes - We account for our long-term convertible notes in accordance with FASB Staff Position (FSP) Accounting Principles Board Opinions (APB) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). We adopted this FSP on January 1, 2009. FSP APB 14-1 significantly impacts the accounting for our convertible notes by requiring us to account separately for the liability and equity components of the Notes because upon conversion at any time before June 1, 2011 the make-whole interest payment may be settled in cash. The liability component is measured so the effective interest expense associated with the convertible notes reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible notes and this estimated fair value is recorded as a debt discount and amortized to interest expense through June 1, 2011, the earliest date the holders of the Notes can demand payment. Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities.

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

Results of Operations

Comparison for the six months ended June 30, 2008 and 2009

Sales of Products

	For the Six Months Ended June 30,
	2009		2008		Change
	Amount($)	% of Total Revenue	Amount ($)	% of Total Revenue (%)	Amount ($)%
Chemical	295,797	0.6	35,874,846	52.6	(35,579,049)	(99.2)

NPCC	46,690,886	99.4	32,523,511	47.4	14,167,375	43.6
Total Sale of Products	46,986,683	100.0	68,398,357	100.0	(21,411,674)	(31.3)

We were mandated to stop production at our coal-based chemical facility (“Bangsheng Chemical Facility”) in October 2008 to comply with the Tai’an City government’s enhanced urban safety and environment standard because our facility was located in a designated residential and non-manufacturing business zone.  As a result, for the six months ended June 30, 2009, the Company generated no revenue from our coal-based chemical business, except for the sale of 2,011 metric tons of anthracite raw materials inventory for $295,797 during the second quarter.

For the six-month period ended June 30, 2009, we derived our net sales primarily from our NPCC business. The increase of sales from our NPCC business was $14,167,375 or 43.6% for the six- month period ended June 30, 2009 compared to the six-month period ended June 30, 2008. The increase was mainly due to an increase in sales volume of 18,892 metric tons as a result of additional NPCC capacity made available by phase III of our Shaanxi Facility, which was put into use in April 2008, and a company wide increase of the average NPCC selling price by $65 per metric ton from $415 per metric ton for the six-month period ended June 30, 2008 to $480 per metric ton for the six-month period ended June 30, 2009.

Cost of Products Sold and Gross Profit

	For the six months ended June 30
	2009		2008		Change
	Amount($)	% of Total Segment Revenue	Amount($)	% of Total Segment Revenue	Amount($)%
Cost of goods sold
Chemical	295,797	100.0	24,459,971	68.2	(24,164,174)	(98.8)
NPCC	26,817,640	57.4	19,229,646	59.1	7,587,994	39.5
Total cost of goods sold	27,113,437	57.7	43,689,617	63.9	(16,576,180)	(37.9)

Gross profit
Chemical	-	-	11,414,875	31.8	(11,414,875)	(100.0)
NPCC	19,873,246	42.6	13,293,865	40.9	6,579,381	49.5
Total gross profit	19,873,246	42.3	24,708,740	36.1	(4,835,494)	(19.6)

The cost of goods sold for our NPCC business increased by $7,587,994 or 39.5% for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008. The increase was in line with the increase in NPCC sales.

The gross margin of our NPCC business increased to 42.6% for the six-month period ended June 30, 2009 from 40.9% for the six-month period ended June 30, 2008. Increases in NPCC sales volume and selling price per metric ton were partially offset by increases in average raw material costs of $29 per metric ton from $167 per metric ton for the six-month period ended June 30, 2008 to $196 per metric ton for the six-month period ended June 30, 2009 (or 17.4%).

Operating Expenses

	For the six months ended June 30
	2009		2008		Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating expenses
Selling expenses	847,836	1.80	1,088,790	1.6	(240,954)	(22.1)
General and administrative expenses	2,859,392	6.09	1,880,787	2.7	978,605	52.0
Total operating expenses	3,707,228	7.89	2,969,577	4.3	737,651	24.8

Selling expenses decreased by $240,954 or 22.1% for the six-month period ended June 30, 2009 compared to the six-month period ended June 30,  2008.  The decrease of approximately $58,556 was due to our cessation of production at the Bangsheng Chemical Facility. A change in our commission policy to lower commission rates effective January 1, 2009 on NPCC sales for the current period led to a decrease of approximately $232,654 of sales commission related to the NPCC business compared to the six-month period ended June 30, 2008.  Our export freight and related miscellaneous expenses, being reclassified as cost of goods sold, decreased by $47,562 compared to the six-month period ended June 30, 2008. These decreases were partially offset by an increase in salary and welfare expenses of $97,818 as a result of our expanded NPCC business.

 General and administrative expenses increased by $978,605 or 52.0% for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008. The increase was mainly due to an increase in our payroll costs associated with executive compensation of $276,770, which was paid by a related party in the prior year, an increase in our professional services costs associated with audits and public filings of $228,668, an increase in research and development expenses of $179,797 as we continued to inject resources to maintain our technological position in the industry, an additional amortization charge for land use rights newly acquired in Zibo of $157,209 and related property tax expenses of $92,347, an additional amortization charge for patents of $116,904, and additional miscellaneous expenses of $80,213 as a result of our NPCC business expansion. These increases were partially offset by decreases of $153,303 in our general and administrative expenses as a result of our cessation of production at Bangsheng Chemical Facility.

Operating Income and Earnings Before Income Taxes

	For the six months ended June 30
	2009		2008		Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from operations	16,166,018	34.4	21,739,163	31.8	(5,573,145)	(25.6)
Interest income	566,225	1.2	72,857	0.1	493,368	677.2
Interest expense	(4,803,912)	(10.2)	(1,078,178)	(1.6)	(3,725,734)	345.6
Gain on extinguishment of long-term convertible notes	1,624,844	3.5	-	-	1,624,844	-
Other expenses	(59,830)	(0.1)	(13,542)	(0.0)	(46,288)	341.8
Earnings before income taxes	13,493,345	28.7	20,720,300	30.3	(7,226,955)	(34.9)
Income tax expense	1,975,608	4.2	3,484,197	5.1	(1,508,589)	(43.3)

Income from operations decreased by $5,573,145 or 25.6% for the six-month period ended June 30, 2009, compared to the six-month period ended June 30, 2008. The decrease was mainly due to the cessation of production of our coal-based chemical operations, partially offset by the expansion of our NPCC business.

Interest income for the six-month period ended June 30, 2009 increased by $493,368 or 677.2% compared to the six-month period ended June 30, 2008, which was mainly due to an increased cash balance as a result of the issuance of convertible notes in 2008.

Interest expense related primarily to our convertible notes was $4,786,081 for the six months ended June 30, 2009.  Interest expense included $2,746,839 contractual coupon interest on the convertible notes, $614,708 amortization of debt issuance costs, and $2,637,671 amortization of debt discount due to the application of APB FSP 14-1. The interest expense was reduced by $1,213,137 in interest cost capitalized during the six-month period ended June 30, 2009. Under APB FSP 14-1, our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the quarter using the effective interest method.

During the first quarter of 2009, we recorded a gain on extinguishment of debt of $1,624,844 due to the repurchase of the convertible notes with an aggregate principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144 through privately negotiated transactions.  The difference of $1,062,411 was allocated to debt issuance cost and the discount on the notes in an amount of $158,109 and $904,302, respectively in accordance with APB FSP 14-1.  No portion of the consideration was allocated to the equity due to the fact that the entire consideration was attributed to the requisition of the liability component at the time of the settlement. We did not repurchase additional notes during the second quarter of 2009. The Company is not actively seeking to repurchase additional notes and has no plan for early termination of  the notes.

Our effective income tax rate decreased from 16.8% for the six-month period ended June 30, 2008 to 14.6% for the six-month period ended June 30, 2009 because of a higher PRC income tax rate during the first nine months of fiscal year 2008.

Comparison for the three months ended June 30, 2008 and 2009

Sale of Products

	For the three Months Ended June 30,
	2009		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%

Chemical	295,797	1.1	20,746,473	52.1	(20,450,676)	(98.6)
NPCC	26,018,533	98.9	19,098,980	41.9	6,919,553	36.2

Total Sale of Products	26,314,330	100.0	39,845,453	100.0	(13,531,123)	(34.0)

We were mandated to stop production at our coal-based chemical facility (“Bangsheng Chemical Facility”) in October 2008 to comply with the Tai’an City government’s enhanced urban safety and environment standard because our facility was located in a designated residential and non-manufacturing business zone. As a result, for the three months ended June 30, 2009, the company generated no revenue from our coal-based chemical business, except for the sale of 2,011 metric tons of anthracite raw materials inventory for $295,797 during the second quarter.

For the three-month period ended June 30, 2009, we derived our net sales primarily from our NPCC business. The increase of sales from our NPCC business was $6,919,553 or 36.2% for the three- month period ended June 30, 2009 compared to the three-month period ended June 30, 2008. The increase was mainly due to an increase in sales volume of 9,639 metric tons as a result of additional NPCC capacity made available by the phase III of our Shanxi facility, which was put into use in April 2008, and a company wide increase of NPCC selling price by $52 per metric ton from $427 per metric ton for the three-month period ended June 30, 2008 to $479 per metric ton for the three-month period ended June 30, 2009.

Cost of Products Sold and Gross Profit

	For the three Months Ended June 30,
	2009		2008		Period to Period Change
	Amount($)	% of Sales	Amount($)	% of Sales	Amount($)%
Cost of Products Sold
Chemical	295,797	100.0	13,883,048	66.9	(13,587,251)	(97.9)
NPCC	14,632,413	56.2	11,316,734	59.3	3,315,679	29.3
Total Cost of Products Sold	14,928,210	56.7	25,199,782	63.2	(10,271,572)	(40.8)

Gross Profit
Chemical	-	-	6,863,425	33.1	(6,863,425)	(100.0)
NPCC	11,386,120	43.8	7,782,246	40.7	3,603,874	46.3
Total Gross Profit	11,386,120	43.3	14,645,671	36.8	(3,259,551)	22.3

The cost of goods sold for our NPCC business increased by $3,315,679 or 29.3% for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008. The increase was in line with the increase in NPCC sales.

The gross margin of our NPCC business increased to 43.8% for the three-month period ended June 30, 2009 from 40.7% for the three-month period ended June 30, 2008. Increases in NPCC sales volume and selling price per metric ton were partially offset by increases in raw material costs during the current period. For the three-month period ended June 30, 2009, the average product selling price per metric ton increased from $427 per metric ton for the three-month period ended June 30, 2008 to $479 per metric ton for the three-month period ended June 30, 2009 (or 12.2%), while the average cost of raw materials per metric ton increased from $176 per metric ton for the three-month period ended June 30, 2008 to $193 per metric ton for the three-month period ended June 30, 2009 (or 9.6%).

Operating Expenses

	For the three Months Ended June 30,
	2009		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%

Operating Expenses

Selling Expense	531,028	2.0	646,952	1.6	(115,924)	(17.9)
General and Administrative Expense	1,503,868	5.7	1,151,026	2.9	352,842	30.7

Total Operating Expenses	2,034,896	7.7	1,797,978	4.5	236,918	13.2

Selling expenses decreased by $115,924 or 17.9% for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008.  The decrease of approximately $35,251 was due to our cessation of production at Bangsheng Chemical Facility. A change in our commission policy to lower commission rates effective January 1, 2009 led to a decrease of approximately $96,121 of sales commission related to NPCC business compared to the three-month period ended June 30, 2008.  Our export freight and related miscellaneous expenses, being reclassified to cost of goods sold, decreased by $38,940 compared to the three-month period ended June 30, 2008. These decreases were partially offset by an increase in salary and welfare expenses of $54,388 as a result of our expanded NPCC business.

General and administrative expenses increased by $352,842 or 30.7% for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008. The increase was mainly due to an increase in payroll costs associated with executive compensation of $ 145,684, which was paid by a related party in the prior year, an increase in research and development expenses of $14,524 as we continued to inject resources to maintain our technological position in the industry, an additional amortization charge for land use rights newly acquired in Zibo of $79,744 and related property tax expenses of $90,453, an additional amortization charge for patents of $116,904, and additional miscellaneous expenses of $28,507. These increases were partially offset by decreases of $122,974 in our general and administrative expenses as a result of our cessation of production at Bangsheng Chemical Facility.

Operating income and earnings before income taxes

	For the three Months Ended June 30,
	2009		2008		Period to Period Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Income from Operations	9,351,224	35.5	12,847,693	32.2	(3,496,469)	(27.2)
Interest Income	365,711	1.4	36,702	0.1	329,009	896.4
Interest expense	2,355,005	8.9	1,078,178	2.7	1,276,827	118.4
Other expenses	57,573	0.2	3,482	0.0	54,091	1,553.4
Earnings before income taxes	7,304,357	27.8	11,802,735	29.6	(4,498,378)	(38.1)
Income tax expense	769,192	2.9	1,981,618	5.0	(1,212,426)	(61.2)

Income from operations decreased by $3,496,469 or 27.2% for the three-month period ended June 30, 2009, compared to the three-month periods ended June 30, 2008. The decrease was mainly due to the cessation of production of our coal-based chemical operations, partially offset by the expansion of our NPCC business. Interest income for the three-month period ended June 30, 2009 increased by $329,009 or 896.4% compared to the three-month period ended June 30, 2008, which was mainly due to an increased cash balance as a result of the issuance of convertible notes in 2008.

Interest expense related primarily to our convertible notes was $2,341,435 for the three months ended June 30, 2009.  Interest expense included $1,350,405 contractual coupon interest on the convertible notes, $301,523 amortization of debt issuance costs, and $1,354,655 amortization of debt discount due to the application of APB FSP 14-1. The interest expense was reduced by $665,148 in interest cost capitalized during the three-month period ended June 30, 2009. Under APB FSP 14-1, our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the quarter using the effective interest method. We did not repurchase additional notes during the second quarter of 2009. The Company is not actively seeking to repurchase additional notes and has no plan for early termination of the notes.

Our effective income tax rate decreased to10.5% for the three-month period ended June 30, 2009 from 16.8% for the three-month period ended June 30, 2008 because of a higher PRC income tax rate during the first nine months of fiscal year 2008.

Liquidity and Capital Resources

We believe, based on our current cash levels as well as the expected operating cash flows, we will have sufficient funds to finance our current operations for at least the next 12 months. However, we have also planned additional capital expenditures in the next 12 months to expand our business. We anticipate that these expenditures will be funded from working capital and financing activities. We believe that the capital expenditures may be influenced by changes of our business plan and fluctuations prices of equipment and construction materials and there is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash, accounts receivable, and working capital as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008	Change
Cash	$110,998,001	$114,287,073	$(3,289,072)
Accounts receivable, net	6,273,491	6,806,066	(532,575)
Working capital	112,191,743	112,701,133	(509,390)

Cash. Our cash was held for capital expenditures, strategic investment, and working capital purposes. As of June 30, 2009, our cash balance was $110,998,001 as compared to $114,287,073 as of December 31, 2008. The slight decrease in cash was due to construction payments for our new NPCC facility in Zibo, Shandong Province. We did not enter into any investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivable turnover days was 25 days in the six-month periods ended June 30, 2009, shorter than the 30 days for the six-month period ended on June 30, 2008. Effective January 1, 2009 we have strengthened our collection by paying sales commission based on accounts receivable collection rather than sales, which shortened the turnover days.

Working capital. Our working capital balance may fluctuate from period to period, which affects our cash flow from operating activities.  Our working capital is derived by subtracting our current liabilities from our current assets.

Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2009 and 2008 were as follows:

	June 30, 2009	June 30, 2008 (restated)	Change

Cash provided by operating activities	$14,949,195	$20,695,692	$(5,746,497)
Cash used in investing activities	(15,763,947)	(20,045,708)	4,281,761
Cash (used in) provided by financing activities	(2,535,745)	109,171,864	(111,707,609)

The Company’s statement of cash flows for the six-month period ended June 30, 2008 has been restated from previously issued financial statements to correct errors in the classification of cash flows. For the six-month period ended June 30, 2008, the effect of the errors was to decrease cash flows provided by operating activities by $4,457,872, decrease in cash used in investing activities by $3,701,519 and increase in cash flow provided by financing activities by $756,353.

Cash flows from operating activities- Net cash provided by operating activities totaled $14,949,195 for the six-month period ended June 30, 2009 compared to $20,695,692 for the six-month period ended June 30, 2008. The decrease was mainly due to decreased cash proceeds from the products sold as a result of our cessation of coal-based chemical operations in Bangsheng Chemical Facility.

Cash flows from investing activities- Net cash used in investing activities for the six-month period ended June 30, 2009 was $15,763,947 compared to $20,045,708 for the six-month period ended June 30, 2008. The decrease was mainly due to the timing of expenditures for construction of our new NPCC facility in Zibo, Shandong Province as the building construction is near completion. As we enter into the phase of equipment ordering and installation, our cash used for investment activities will increase in future fiscal quarters. We had significant expenditures for our Shaanxi Facility during the six-month period ended June 30, 2008.

Cash flows from financing activities- Net cash used in financing activities for the six-month period ended June 30, 2009 was $2,535,745, which was used for repurchase of our convertible notes. $109,171,864 cash provide by financing activities for the six-month period ended June 30, 2008 represented cash proceeds received from $115,000,000 long-term convertible notes issue in May and June 2008, offset by $5,828,136 cash paid for the issuance costs.

Contractual Obligations As of June 30, 2009

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	$-	$-	$-	$90,027,000	$90,027,000
Long-term convertible notes-interest	5,401,620	10,803,240	10,803,240	21,156,345	48,164,445
Operating lease	332,913	446,445	381,223	1,993,481	3,154,062
Capital commitments	14,179,971	-	-	-	14,179,971
Total	19,914,504	11,249,685	11,184,463	113,176,826	155,525,478

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash as of June 30, 2009, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $546,201 in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $540,793 in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk.  As of June 30, 2009, we had no short-term borrowings. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. However, if we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.5% in 2006, 4.8% in 2007 and 5.9% in 2008. However, because of the recent global economic crisis, the danger of inflation is subsiding. For example, in June 2009, the rate of inflation in China was -1.1%.

ITEM 4—CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2009 due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not been remediated as of June 30, 2009, although steps have been taken toward remediation during the second quarter of 2009.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Business and Operations

Subsequent to the cessation of  production at our coal-based chemical production facility on October 31, 2008, we generate all of our revenue from sales of our NPCC products and a reduction in revenue from our NPCC products would cause our revenue to decline and could materially harm our business.  After we ceased production at our Bangsheng Chemical Facility on October 31, 2008 in compliance with the directive from the Tai’an City Government, we no longer generate revenue from the sale of coal-based chemical products and derive all of our revenue from the sale of our NPCC products.  For the three months ended June 30, 2009, our sales of NPCC products were approximately $26.31 million, or 98.9% of our total revenue.  Going forward, continued market acceptance of our NPCC products will remain important to our success, and a reduction in revenue from the sale of our NPCC products will materially harm our business, financial condition and results of operations.

Risks Related To Doing Business In China

A slowdown or other adverse developments in the economy of the PRC may materially and adversely affect our customers, demand for our products and our business.  All of our operations are conducted in the PRC.  Although the economy of the PRC has grown significantly in recent years, we cannot assure you that such growth will continue.  In the second quarter of 2009, China’s gross domestic product or GDP growth slowed to 7.9% from 10.1% in the same period in 2008.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

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

For the three months ended June 30, 2009, net cash inflow from operating activities was $>8.03 million. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing existing indebtedness or seeking equity capital.  These strategies, if implemented, may not be instituted on satisfactory terms.  Any of these constraints upon us could materially and adversely affect our ability to satisfy our obligations under our 6.0% convertible notes due 2018.

The market price for our shares may be volatile.  The market price of our shares experienced, and may continue to experience, significant volatility.  For the period from June 30, 2008 to June 30, 2009, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market, has ranged from a low of US$2.93 per share to a high of US$10.00 per share.  Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

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

SHENGDATECH, INC.

Date: August 10, 2009	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: August 10, 2009	By:	/s/ ANDREW WEIWEN CHEN
Andrew Weiwen Chen Chief Financial Officer (Principal Financial and Accounting Officer)