Form 10-Q
period 2009-09-30
ShengdaTech, Inc.
filed 2009-11-09
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock outstanding on November 8, 2009 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information

Item 1.	Financial Statements	F-1

	Unaudited Condensed Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	F-1

	Unaudited Condensed Consolidated Statements of Income - Three and Nine months ended September 30, 2009 and 2008	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and 2008	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II — Other Information

Item 1A.	Risk Factors	16

Item 6.	Exhibits	19

Signatures		20

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
		As adjusted (note 3)
ASSETS
Current assets:
Cash	$105,459,582	$114,287,073
Accounts receivable	7,061,032	6,806,066
Inventories	1,735,111	2,647,424
Prepaid expenses and other receivables	4,574,099	510,825
Income tax refund receivable	969,116	-
Current deferred income tax assets	1,107,111	-
Total current assets	120,906,051	124,251,388

Property, plant and equipment, net	121,272,186	100,122,522
Land use rights	15,511,000	15,710,333
Debt issuance costs	2,021,732	3,096,073
Deferred income tax assets	665,801	502,793
Other assets	116,025	-
Total assets	$260,492,795	$243,683,109

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,106,423	$4,493,551
Accrued expenses and other payables	5,351,456	4,227,184
Income taxes payable	-	1,092,116
Due to related parties	2,136,124	1,737,404
Total current liabilities	11,594,003	11,550,255

Long-term convertible notes	77,723,192	77,926,310
Non-current income taxes payable	1,717,640	1,268,108
Deferred income tax liabilities	5,529,760	5,890,055
Total liabilities	96,564,595	96,634,728

Shareholders' equity:
Preferred Stock, par value $0.00001 authorized:10,000,000 outstanding: Nil	-	-
Common Stock, par value $0.00001 authorized: 100,000,000 issued and outstanding: 54,202,036	542	542
Additional paid-in capital	38,617,782	38,304,541
Statutory reserves	8,130,601	8,130,601
Retained earnings	103,373,041	87,224,893
Accumulated other comprehensive income	13,806,234	13,387,804
Total shareholders' equity	163,928,200	147,048,381

Commitments and contingencies

Total liabilities and shareholders' equity	$260,492,795	$243,683,109

See accompanying notes to unaudited condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		As adjusted (note 3)		As adjusted (note 3)

Net sales	$25,376,060	$49,253,207	$72,362,743	$117,651,564
Cost of goods sold	15,295,481	32,512,083	42,408,918	76,201,700
Gross profit	10,080,579	16,741,124	29,953,825	41,449,864

Operating expenses:
Selling	549,177	855,348	1,397,013	1,944,138
General and administrative	1,419,015	1,050,037	4,278,407	2,930,824
Total operating expenses	1,968,192	1,905,385	5,675,420	4,874,962
Operating income	8,112,387	14,835,739	24,278,405	36,574,902

Other income (expense):
Interest income	62,716	77,039	628,941	149,896
Interest expense	(2,822,212)	(3,541,740)	(7,626,124)	(4,619,918)
Gain on extinguishment of long-term convertible notes	-	-	1,624,844	-
Other expense, net	(161,872)	(107,866)	(221,702)	(121,408)
Other expense, net	(2,921,368)	(3,572,567)	(5,594,041)	(4,591,430)

Earnings before income taxes	5,191,019	11,263,172	18,684,364	31,983,472

Income tax expense	560,608	2,098,768	2,536,216	5,582,965
Net income	$4,630,411	$9,164,404	$16,148,148	$26,400,507

Earnings per share:
Basic	$0.09	$0.17	$0.30	$0.49
Diluted	$0.09	$0.17	$0.30	$0.49
Weighted average shares outstanding:
Basic	54,202,036	54,202,036	54,202,036	54,202,036
Diluted	54,207,742	68,335,041	54,204,109	60,513,076

See accompanying notes to unaudited condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2009	2008
		As restated (note 2) and
		adjusted (note 3)
Cash flows from operating activities:
Net income	$16,148,148	$26,400,507
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,184,802	4,419,395
Land use rights expense	237,306	31,174
Amortization of debt issuance costs	916,232	496,135
Amortization of debt discount	4,115,580	1,832,529
Gain on extinguishment of long-term convertible notes	(1,624,844)	-
Share-based compensation	20,172	43,825
Deferred income tax benefit	(1,337,346)	(728,142)
Changes in operating assets and liabilities:
Accounts receivable	(238,270)	(2,754,437)
Inventories	918,081	(4,246,881)
Prepaid expenses and other receivables	(4,060,110)	(10,499)
Due to related parties	3,904	(434,111)
Accounts payable	(225,606)	(336,644)
Accrued expenses and other payables	1,115,318	3,043,878
Income taxes payable/refund receivable	(2,060,209)	2,447,254
Non-current income taxes payable	446,133	-
Net cash provided by operating activities	17,559,291	30,203,983

Cash flows from investing activities:
Payment for property, plant and equipment, including interest capitalized	(23,856,337)	(20,267,859)
Payment for land use rights	-	(14,939,604)
Net cash used in investing activities	(23,856,337)	(35,207,463)

Cash flows from financing activities:
Extinguishment of long-term convertible notes	(2,535,745)	-
Proceeds from issuance of long-term convertible notes	-	115,000,000
Payment of debt issuance costs	-	(5,828,136)
Net cash (used in) provided by financing activities	(2,535,745)	109,171,864

Effect of exchange rate changes on cash	5,300	1,905,224

Net (decrease) increase in cash	(8,827,491)	106,073,608
Cash at beginning of period	114,287,073	26,366,568
Cash at end of period	$105,459,582	$132,440,176

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$1,614,378	$3,128,305
Due to related parties for purchase of property, plant and equipment	1,360,314	965,835

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,484,883	$4,536,420
Cash paid for interest, net of capitalized interest	1,175,628	-

See accompanying notes to unaudited condensed consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Business

Principal activities

ShengdaTech, Inc. (“ShengdaTech”) and its subsidiaries (collectively, the “Company”) are engaged primarily in developing, manufacturing and marketing nano precipitated calcium carbonate (“NPCC”). The Company sells its products mainly through a direct sales force.  The geographic markets cover several provinces, primarily Shandong and Shaanxi of the People’s Republic of China (“PRC”) and to a lesser extent other East Asian countries.  The NPCC sold by the Company is ultra fine precipitated calcium carbonate with an average particle diameter under 100 nano-meters for application as an additive in various products, including paper, paints, rubber and plastic industries. The Company currently supplies NPCC products primarily to the tire and polyvinyl chloride (“PVC”) building materials industries.

Prior to November 1, 2008, the Company’s chemical segment manufactured and sold chemical products used in the chemical, pharmaceutical, lighting and textile industries. On June 20, 2008 the Company received a notice from the Tai'an City Government requiring Shandong Bangsheng Chemical Co., Ltd. (“Bangsheng Chemical”), which represents the Company’s entire operations for its chemical segment, to cease production by October 31, 2008 due to the close proximity of the chemical facility to residential and non-manufacturing business properties. The Company considered alternatives in order to continue the Company’s chemical operations and on August 11, 2008, the Company entered into an agreement with Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party of which the Chief Executive Officer (“CEO”) Mr. Xiangzhi Chen (“Mr. Chen”) of the Company is the majority shareholder, to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province. Jinan Fertilizer manufactures chemical products similar to those produced by Bangsheng Chemical and therefore the Company intended to consolidate the Bangsheng Chemical operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company would no longer pursue the acquisition of Jinan Fertilizer. The Company did not incur any liability or costs as a result of not consummating the acquisition of Jinan Fertilizer. The Company’s chemical operations approximated 49% and 51% of the total consolidated earnings before income taxes for the three and nine-month periods ended September 30, 2008. Additional information regarding the Company’s chemical segment is presented in Note 13. The Company is currently seeking strategic investment opportunities to continue its chemical operations.

Although as of September 30, 2009, the Company had ceased all operations at Bangsheng Chemical and is currently devoting its resources in developing NPCC business, the Company does not have an approved plan nor any active programs to sell Bangsheng assets as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) paragraph 360-10-45-9. Therefore management concluded that the Company did not satisfy the criteria for discontinued operations reporting in accordance with FASB ASC Subtopic 205-20 as of September 30, 2009.

Basis of presentation

The accompanying interim condensed consolidated financial statements of the Company include the accounts of ShengdaTech and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the interim condensed consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2009, the results of its operations for the three and nine-month periods ended September 30, 2009 and 2008, and its cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations and cash flows for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2008, which are included in the Company's filing on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reporting period. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Significant accounting policies

Correction of errors and reclassifications

The Company’s statement of cash flows for the nine-month period ended September 30, 2008 has been restated from previously issued financial statements to correct errors in the classification of cash flows. For the nine-month period ended September 30, 2008, the effect of the errors was to decrease cash flows provided by operating activities by $4,287,695, decrease cash flows used in investing activities by $3,704,417 and increase in cash flows provided by financing activities by $583,278.

The Company’s consolidated statements of income for the nine-month and three-month periods ended September 30, 2008 have been revised from previously issued financial statements to reclassify amortization of debt issuance costs of $628,821 and $485,678 from general and administrative to interest expenses , respectively and to reclassify the foreign currency exchange losses and bank charges of $121,408 and $107,866 from general and administrative to other expenses, net, respectively. In addition, $13,542 foreign currency exchange gains for the three-month period ended September 30, 2008 have been reclassified from interest income to other expenses, net.

Recently issued and adopted accounting pronouncements

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”) and established the FASB ASC, as the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Its adoption did not have any impact on the Company’s consolidated financial statements. The FASB ASC is updated through the FASB’s issuance of Accounting Standards Updates, or ASUs. Summarized below are recently issued and adopted accounting pronouncements as described under the new FASB ASC structure.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05, which amends FASB ASC Topic 820, or ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

On June 30, 2009 the Company adopted FASB ASC paragraph 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or ASC 820-10-65-4, which provides additional guidance for estimating fair value in accordance with FASB ASC Subtopic 820-10, Fair Value Measurement and is to be applied prospectively.   The adoption did not have any impact on the consolidated financial statements.

On June 30, 2009 the Company adopted FASB ASC paragraph 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, or ASC 825-10-65-1. This amends FASB ASC Subtopic 825-10, Disclosures about Fair Value of Financial Instruments, and FASB ASC Subtopic 270-10, Interim Financial Reporting, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. Such disclosures were previously required only in annual financial statements.  The adoption did not have any impact on the consolidated interim financial statements.

In May 2009, the FASB released FASB ASC 855, Subsequent Events, or ASC 855, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued and is effective for reporting periods ending after June 15, 2009. The Company adopted ASC 855, beginning the three-month period ended June 30, 2009. Management has evaluated subsequent events through November 9, 2009, which is the date the Company issued its September 30, 2009 condensed consolidated financial statements. See Note 7.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2009, the Company adopted FASB ASC Subtopic 820-10, Fair Value Measurement and Disclosures – General, or ASC 820-10, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The initial adoption of the provisions of this standard related to nonfinancial assets and nonfinancial liabilities did not have any impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FASB ASC Subtopic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or ASC 815-40. ASC 815-40 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement requires the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. The initial adoption of ASC 815-40 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to FASB ASC Topic 810, entitled Consolidation of Variable Interest Entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. This amendment will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

NOTE 3 – Accounting changes – adoption of FASB ASC Subtopic 470-20

On January 1, 2009, the Company adopted FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, which specifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to shareholders’ equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. This standard also requires retrospective application to such convertible notes for all periods presented. This standard impacts the accounting for the Company’s convertible notes issued in May 2008 which, upon conversion of the convertible notes by holders at any time before June 1, 2011, may result in the Company settling the make-whole interest payment in cash. As such, the convertible notes are deemed to have a partial cash settlement feature upon conversion.

As a result of the adoption of ASC 470-20, the accompanying financial statements reflects the retroactive adjustments to account for the debt and equity components of the 6% long-term convertible notes separately as of the date of issuance. The equity component (conversion option) of the long-term convertible notes was determined to be $24,290,655 at the issuance date and, accordingly, the initial carrying amount of the convertible notes was reduced to $90,709,345. The resulting debt discount of $24,290,655 is amortized and interest expense is recognized using an effective interest rate of 13.5%. Upon adoption the Company also recognized a deferred tax liability of $8,258,823 at issuance due to a temporary difference between the retroactively adjusted financial statement carrying amount and tax basis of the convertible notes.

During November and December 2008, the Company repurchased, in privately negotiated transactions, part of the convertible notes with a principal amount of $19,750,000 from certain investors for cash of $9,890,000 plus accrued interest of $581,792.  As such, the adjusted carrying amount of the convertible notes as of December 31, 2008 includes the effects of adopting ASC 470-20 and the repurchases in November and December 2008.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The adoption of ASC 470-20 has resulted in a reduction in the carrying value of the Company’s convertible debt, debt issuance costs and an increase in deferred taxes and capitalized interest.  The following table sets forth the effect of the retroactive application of ASC 470-20 on certain previously reported financial statement captions:

	December 31, 2008
			As retroactively
	As previously reported	Adjustments	adjusted
Assets:
Total current assets	$124,251,388	$-	$124,251,388
Property, plant and equipment	99,878,791	243,731	100,122,522
Land use rights	15,593,548	116,785	15,710,333
Debt issuance costs	3,925,157	(829,084)	3,096,073
Deferred income tax assets	260,056	242,737	502,793
Total assets	$243,908,940	$(225,831)	$243,683,109
Liabilities and shareholders' equity:
Total current liabilities	$11,550,255	$-	$11,550,255
Deferred income tax liabilities	-	5,890,055	5,890,055
Long-term convertible notes	95,250,000	(17,323,690)	77,926,310
Non-current income taxes payable	1,268,108	-	1,268,108
Total liabilities	108,068,363	(11,433,635)	96,634,728
Common stock	542	-	542
Additional paid-in capital	21,897,316	16,407,225	38,304,541
Retained earnings	100,554,915	(5,199,421)	95,355,494
Accumulated other comprehensive income	13,387,804	-	13,387,804
Total shareholders' equity	135,840,577	11,207,804	147,048,381
Total liabilities and shareholders' equity	$243,908,940	$(225,831)	$243,683,109

	For the three months ended September 30, 2008
	As previously reported		As retroactively
	(note 2)	Adjustments	adjusted
Operating income	$14,835,739	$-	$14,835,739
Other income (expense):
Interest expense	(2,211,312)	(1,330,428)	(3,541,740)
Interest income	77,039	-	77,039
Other expense, net	(107,866)	-	(107,866)
Earnings before income taxes	12,593,600	(1,330,428)	11,263,172
Income tax expense	(2,667,330)	568,562	(2,098,768)
Net income	$9,926,270	$(761,866)	$9,164,404
Earnings per share:
Basic	$0.18	$(0.01)	$0.17
Diluted	$0.17	$-	$0.17

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2008
	As previously reported		As retroactively
	(note 2)	Adjustments	adjusted
Operating income	$36,574,902	$-	$36,574,902
Other income (expense):
Interest expense	(2,920,075)	(1,699,843)	(4,619,918)
Interest income	149,896	-	149,896
Other expense, net	(121,408)	-	(121,408)
Earnings before income taxes	33,683,315	(1,699,843)	31,983,472
Income tax expense	(6,311,107)	728,142	(5,582,965)
Net income	$27,372,208	$(971,701)	$26,400,507
Earnings per share:
Basic	$0.51	$(0.02)	$0.49
Diluted	$0.49	$-	$0.49

	For the nine months ended September 30, 2008
	As previously reported		As retroactively
	and restated (note 2)	Adjustments	adjusted
Net income	$27,372,208	$(971,701)	$26,400,507
Adjustments to reconcile net income to net cash provided by operation activities	5,123,215	971,701	6,094,916
Changes in operating assets and liabilities	(2,291,440)	-	(2,291,440)
Net cash provided by operating activities	30,203,983	-	30,203,983
Net cash used in investing activities	(35,207,463)	-	(35,207,463)
Net cash provided by financing activities	109,171,864	-	109,171,864
Effect of exchange rate changes on cash	1,905,224	-	1,905,224
Net increase in cash	$106,073,608	$-	$106,073,608

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$857,292	$1,157,842
Work-in-process	384,858	300,780
Finished goods	492,961	1,188,802
Total inventories	$1,735,111	$2,647,424

Raw materials consist primarily of anthracite and limestone supplies used in the Company’s production of NPCC products.

NOTE 5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30, 2009	December 31, 2008
		(As adjusted)
Property, plant and equipment	$134,783,688	$110,481,085
Less: accumulated depreciation	(13,511,502)	(10,358,563)
Property, plan and equipment, net	$121,272,186	$100,122,522

Depreciation expense was $1,145,728 and $2,749,021 for the three months ended September 30, 2009 and 2008, respectively and $3,184,802 and $4,419,395 for the nine months ended September 30, 2009 and 2008, respectively.

In June 2008, the Company received a notice from the Tai'an City Government requiring Bangsheng Chemical, which represents the Company’s entire chemical operations, to cease production before October 31, 2008 because of the city’s urbanization project. This change required an impairment analysis to be performed. The estimated undiscounted future cash flows expected to be generated by the plant equipment were less than their carrying amounts. The carrying amounts were reduced to fair value of approximately $1,777,800 as of December 31, 2008, which was determined based on estimated selling prices in the used equipment market. The Company believes that there has been no significant change in the fair value of such equipment as of September 30, 2009. Although the Company has ceased all operations at Bangsheng Chemical, management has not yet determined its plan for this segment’s equipment as of September 30, 2009. The Company continues to depreciate the equipment and it is still considered as being held and used.

A reconciliation of total interest cost incurred to interest expense as reported in the condensed consolidated statements of income for the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Total interest cost incurred	$3,134,257	$3,541,740	$9,151,306	$4,619,918
Interest cost capitalized	(312,045)	-	(1,525,182)	-
Interest expense	$2,822,212	$3,541,740	$7,626,124	$4,619,918

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Income taxes

The Company’s effective income tax rate was 10.8% and 18.6% for the three-month periods ended September 30, 2009 and 2008, respectively and 13.6% and 17.5% for the nine-month periods ended September 30, 2009 and 2008, respectively.  Income tax expense includes federal, foreign income tax at statutory rates, the effects of permanent differences, and foreign income tax holiday.

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

On January 1, 2007, the Company adopted FASB ASC Subtopic 740-10, or ASC 740-10 which specifies the accounting for uncertainty in income taxes.  Unrecognized tax benefits, represented by liabilities on the balance sheet and subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties. Management evaluates the Company’s tax positions quarterly and the associated interest and penalties, if applicable. As of September 30, 2009 the Company’s unrecognized tax benefit, included in non-current income tax payable on the Company’s unaudited  condensed consolidated balance sheet, amount to $1,717,640 which increased by $449,532 from December 31, 2008.

NOTE 7 – Commitments and contingencies

Project Investment Contract and Acquisition – On August 29, 2009, the Company’s wholly-owned subsidiary, Faith Bloom Limited, (“Faith Bloom”), entered into an agreement to acquire Anhui Chaodong Nanomaterials Science and Technology, Co., Ltd (“Chaodong”) (the “Equity Transfer Agreement”). Chaodong is an inactive manufacturer of nano precipitated calcium carbonate. Pursuant to the Equity Transfer Agreement, the Company will pay RMB 26,000,000 (approximately $3.80 million) in cash to acquire 100% of the equity interest of Chaodong, including mining rights to approximately 14.25 million tons of limestone reserves and existing buildings and equipment. The Company will not assume any liabilities of Chaodong as of the date of the acquisition. The acquisition was subject to the approval of the Bureau of Commerce of Anhui Province. On November 2, 2009, the Company received an approval for the Equity Transfer Agreement. The acquisition will be accounted for in accordance with FASB ASC Topic 805, Business Combination, which requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, if any, at fair value as of the acquisition date.

On August 28, 2009, in connection with the Chaodong acquisition, Faith Bloom, entered into a Project Investment Contract (the “Investment Agreement”) with the local government of Hanshan County, Anhui Province, PRC (the “local government”). Pursuant to the Investment Agreement, the Company will invest RMB 1,200,000,000 (approximately $175.70 million) in several phases by 2013, which includes an investment in a new NPCC project with capacity to manufacture 200,000 tons of NPCC per year and the purchase of approximately 341,335 square meters (approximately 84.35 acres) of land-use rights. The local government also agreed to grant the Company mining rights to certain limestone reserves. The Investment Agreement is subject to the approval of the Equity Transfer Agreement. In addition, land-use rights and mining rights grants are also subject to further local government administrative process.

In addition, on August 28, 2009, the Company entered into an agreement with the local government to purchase the land-use rights for approximately 66,767 square meters (16.50 acres) of land (the “Land Use Right Agreement”) for use in the operations of Chaodong. The Land Use Right Agreement is subject to the local government approval after the completion of certain local administrative process.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases – The Company, through its Shandong Haize subsidiary, leases land and buildings from Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party. The lease is classified as an operating lease and has a 20-year term up to 2024.

Future minimum lease payments under the Company’s lease agreement as of September 30, 2009 are as follows:

Operating
Leases
2009	$46,838
2010	187,353
2011	187,353
2012	187,353
2013	187,353
Thereafter	2,060,883
Minimum lease payments	$2,857,133

Capital commitments – The Company has contractual obligations related to the purchase of property and equipment amounting to $4,327,090 as of September 30, 2009.

NOTE 8 – Related party transactions

Due to related parties – As of September 30, 2009 and December 31, 2008, the Company owed Shandong Shengda $775,810 and $771,442, respectively, comprised primarily of rent expense for land and buildings.

In 2008 the Company purchased $17,662,846 equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009.  Shandong Haiqing has appointed a new CEO and as a result effective January 1, 2009, Shandong Haiqing is no longer considered a related party to the Company. As of December 31, 2008, the Company had $8,003,223 advance payment to Shandong Haiqing for equipment purchases, included in the property, plant and equipment, net. Amount due to Shandong Haiqing related to these purchases for contracts entered into prior to January 1, 2009 amounted to $1,360,314 and $965,962 as of September 30, 2009 and December 31, 2008, respectively.

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

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management evaluated the accounting for the conversion feature and concluded that since the embedded conversion option is both indexed to the Company’s stock and would be classified in stockholders’ equity if it were a freestanding instrument, it is not required to be accounted for separately from the Notes as a derivative.

In addition, the management evaluated the accounting for embedded call and put and determined that such call and put options are clearly and closely related to the Notes because the amount paid upon settlement is fixed at a price equal to the principal amount plus accrued and unpaid interest, and as such would not be accounted for separately.

The Company adopted ASC 470-20 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which we had outstanding convertible notes that may be settled in cash upon conversion (including partial conversion), as required by the new standard. Under this new method of accounting, the debt and equity components of the 6% long-term convertible notes are bifurcated and accounted for separately and interest expense is computed using an effective interest rate of 13.5% as the convertible notes are accreted to the face value.

As a result of the adoption, the long-term convertible notes as of September 30, 2009 and December 31, 2008 is summarized in the following table:

	September 30, 2009	December 31, 2008
Principal amount of long-term convertible notes	$90,027,000	$95,250,000
Conversion option subject to cash settlement	(12,303,808)	(17,323,690)
Net carrying amount	$77,723,192	$77,926,310

Carrying amount of additional paid in capital	$16,700,293	$16,407,225

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

Interest relating to the convertible notes was recognized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Contractual coupon interest on convertible notes	$1,350,405	$1,725,634	$4,097,243	$2,291,254
Amortization of debt discount	1,477,909	1,433,569	4,115,580	1,832,529
Amortization of debt issuance costs	301,523	382,537	916,232	496,135
Interest cost capitalized	(312,045)	-	(1,525,182)	-
Interest expense	$2,817,792	$3,541,740	$7,603,873	$4,619,918

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During February, 2009, the Company repurchased, in privately negotiated transactions, part of the Notes with a principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144. In conjunction with the repurchases, the Company recognized a pre-tax gain of $1,624,844, net of unamortized debt issuance costs and discount of $158,109 and $904,302, respectively for the three-month period ended March 31, 2009.  No portion of the consideration paid by the Company is deemed to represent reacquisition of the equity component at the time of the settlement based on the Company’s fair value considerations of the liability component of the convertible notes immediate prior to the extinguishment.

As of September 30, 2009, the estimated fair value of the outstanding convertible notes is $85,525,650, based on the level 3 valuation hierarchy under ASC 820-10.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Share-based compensation

The Company recorded share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
General and administrative	$7,382	$22,739	$20,172	$43,825

On January 1, April 1 and July 1, 2009 respectively, the Company issued options to a director to purchase 5,000 shares of common stock under each grant at an exercise price of $3.52, $3.10 and $3.75 per share with a contractual term of three years and vesting immediately. The fair value of each option grant was estimated at $1.35, $1.20 and $1.48, respectively using Black-Scholes option pricing model using the following assumptions:

2009
Expected life	1.50 years
Expected volatility	80.81%-81.99%
Risk free interest rate	1.14% - 1.57%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions as of the nine-month period ended September 30, 2009 are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	15,000	$8.48	2.50	$-
Changes during the period:
Granted	15,000	3.46
Exercised	-	-
Outstanding at September 30	30,000	$5.97	2.12	43,550

Vested at September 30	30,000	$5.97	2.12	43,550

NOTE 11 – Comprehensive income

The following table presents the components of total comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$4,630,411	$9,164,404	$16,148,148	$26,400,507
Other comprehensive:
Foreign currency translation adjustments	201,837	272,990	418,430	6,868,321
Comprehensive income	$4,832,248	$9,437,394	$16,566,578	$33,268,828

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$4,630,411	$9,164,404	$16,148,148	$26,400,507
Interest expense on long-term convertible notes, net of tax	-	2,337,548	-	3,049,146
Adjusted net income	$4,630,411	$11,501,952	$16,148,148	$29,449,653

Weighted average shares:
Basic	54,202,036	54,202,036	54,202,036	54,202,036
Effect of dilutive securities:
Long-term convertible notes	-	14,133,005	-	6,311,040
Stock options	5,706	-	2,073	-
Diluted	54,207,742	68,335,041	54,204,109	60,513,076
Net income per share:
Basic	$0.09	$0.17	$0.30	$0.49
Diluted	$0.09	$0.17	$0.30	$0.49

The potential common shares of 11,766,196 and 12,595,210 related to the convertible notes were anti-dilutive and were excluded from the diluted earnings per share computation for the three and nine months ended September 30, 2009, respectively.

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock were 15,000 and 10,000 shares during the three and nine months ended September 30, 2009 and 2008, respectively.

NOTE 13 – Segment information

The Company has two operating segments, which are nano-materials segment and chemical segment.

The nano-materials segment develops, manufactures, and markets NPCC products.  The nano-materials segment includes the operations of the Shandong Haize and Shaanxi Haize.

The chemical segment manufactured and sold chemicals including ammonium bicarbonate, liquid ammonia, methanol and melamine. These products were manufactured and sold by Bangsheng Chemical prior to the cessation of its production as of October 31, 2008. On August 11, 2008 the Company entered into an agreement to acquire Jinan Fertilizer in an effort to consolidate the Bangsheng operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company would no longer pursue the acquisition of Jinan Fertilizer. Although the Company is currently seeking strategic investment opportunities to continue its chemical segment operations, due to the decision in March 2009 to not consummate the acquisition of Jinan Fertilizer, the Company has no specific plans to continue the chemical segment operations. The Company’s chemical operations approximated 49% and 51% of the total consolidated earnings before income taxes as of and for the three-month and nine-month period ended September 30, 2008. During the nine-month period ended September 30, 2009 the segment had $295,828 revenue from sales of raw materials.

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the Three Months Ended September 30, 2009	Nano-Materials	Chemical	Total
Net sales	$25,376,060	$-	$25,376,060
Interest income	89,699	19,749	109,448
Depreciation	1,125,677	20,051	1,145,728
Segment assets	212,975,561	58,555,140	271,530,701
Segment income (loss)	8,507,804	(217,980)	8,289,824
Capital expenditures	8,092,390	-	8,092,390

For the Three Months Ended September 30, 2008	Nano-Materials	Chemical	Total
Net sales	$25,526,971	$23,726,236	$49,253,207
Interest income	47,827	29,212	77,039
Depreciation	987,094	1,761,927	2,749,021
Segment assets	162,749,563	64,380,066	227,129,629
Segment income	9,466,057	5,542,066	15,008,123
Capital expenditures	222,151	-	222,151

For the Nine Months Ended September 30, 2009	Nano-Materials	Chemical	Total
Net sales	$72,066,915	$295,828	$72,362,743
Interest income	326,109	58,744	384,853
Depreciation	3,124,661	60,141	3,184,802
Segment assets	212,975,561	58,555,140	271,530,701
Segment income (loss)	25,563,080	(391,858)	25,171,222
Capital expenditures	23,856,337	-	23,856,337

For the Nine Months Ended September 30, 2008	Nano-Materials	Chemical	Total
Net sales	$58,050,482	$59,601,082	$117,651,564
Interest income	81,357	68,539	149,896
Depreciation	2,441,816	1,977,579	4,419,395
Segment assets	162,749,563	64,380,066	227,129,629
Segment income	20,722,738	16,168,924	36,891,662
Capital expenditures	20,267,859	-	20,267,859

(a) Reconciliation of segment income to consolidated earnings before income taxes

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Total segment income	$8,289,824	$15,008,123	$25,171,222	$36,891,662
Gain on repurchase of long-term convertible notes	-	-	1,624,844	-
Interest on long-term convertible notes	(2,817,792)	(3,541,740)	(7,603,873)	(4,619,918)
Intercompany and related party interest expense	(62,559)	-	(247,009)	-
Corporate general and administrative	(229,860)	(203,211)	(729,666)	(288,272)
Interest income	11,406	-	468,846	-
Consolidated earnings before income taxes	$5,191,019	$11,263,172	$18,684,364	$31,983,472

(b) Reconciliation of segment interest income to consolidated interest income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Total segment interest income	$109,448	$77,039	$384,853	$149,896
Corporate interest income	11,407	-	468,846	-
Elimination of intercompany interest expense	(58,139)	-	(224,758)	-
Consolidated interest income	$62,716	$77,039	$628,941	$149,896

SHENGDATECH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) Reconciliation of segment assets to consolidated total assets

	September 30,	December 31,
	2009	2008
Total segment assets	$271,530,701	$230,860,338
Cash	35,857,193	58,007,584
Prepaid expenses and other receivables	166,362	510,825
Debt issuance costs	2,021,732	3,096,073
Current deferred income tax assets	1,107,111	-
Deferred income tax assets	665,801	502,793
Elimination of intercompany balances	(50,856,105)	(49,294,504)
Consolidated total assets	$260,492,795	$243,683,109

The following summarizes the Group’s revenue, based on the geographic location of the customers:

	For the Nine Months Ended September 30,
	2009		2008
	Amount	% of sales	Amount	% of sales
PRC	$66,255,357	92%	$112,853,942	96%
Others	6,107,386	8%	4,797,622	4%
Total net sales	$72,362,743	100%	$117,651,564	100%

	For the Three Months Ended September 30,
	2009		2008
	Amount	% of sales	Amount	% of sales
PRC	$24,049,572	95%	$45,366,221	92%
Others	1,326,488	5%	3,886,986	8%
Total net sales	$25,376,060	100%	$49,253,207	100%

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi Province, China to operate the new NPCC facility in Shaanxi (“Shaanxi Facility”). Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc. On July 1, 2008, Faith Bloom formed a wholly-owned subsidiary in Zibo, Shandong Province, China to operate our new NPCC facility in Zibo.  Our corporate structure is depicted in the following chart:

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

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of September 30, 2008 and further to 250,000 metric tons as of September 30, 2009. Our Phase I NPCC facility in Zibo started production in late August. The facility will reach 80% capacity utilization by the end of 2009. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers and attract new customers.

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

Section 421 of the Trade Act of 1974. China’s accession to the World Trade Organization (“WTO”) included transitional remedies to address import surges into other countries leading to market disruption. In the United States, the relevant safeguard provision was enacted as Section 421 of the Trade Act of 1974.  Section 421 permits U.S. domestic industries and workers injured by rapidly increasing imports from China to seek relief. Similar to other safeguard provisions, a Section 421 investigation is initiated by the filing of a petition with the United States International Trade Commission (“ITC”). On the basis of information developed in such investigation, the ITC determined, pursuant to Section 421(b)(1) of the Trade Act of 1974, that certain passenger vehicle and light truck tires from the People’s Republic of China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products. On September 11, 2009, the United States government announced the decision to grant relief in the tire proceeding in the form of tariffs on such passenger vehicle and light truck tires being increased for a three-year period by 35% in year one, 30% in year two, and 25% in year three. The increase in tariffs may harm the export business of our NPCC customers in the tire industry, which would decrease demand for our NPCC products, cause our revenue to decline and materially and adversely affect our business.

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

Transporting, supply, and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee (the “Management Committee”). The Management Committee will sell to us sources of good quality limestone, with the sale and transfer of the mining rights to the Company to be completed within 12 months. As of September 30, 2009, granting of mining rights to the Company in Zibo is still under review of the Management Committee.

Availability and price of coal. Coal is used in the production of our NPCC products as a key fuel for the calcination of limestone. Coal is approximately 37% of our total cost of goods.  We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Average coal price has fluctuated through out the periods, increasing from approximately $15 per metric ton for the first nine months ended in 2008 to approximately $148 per metric ton for the first nine months ended in 2009.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC, and it is currently supplied by the local government. The price of electricity for the NPCC industry remained fairly consistent at $0.08/kwh for the first nine months in 2008 and 2009.

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

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.  Selling expenses consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related expenses. We expect our selling expenses to increase in the future as we expect to further increase our sales.

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

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value. On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing Bangsheng Chemical Facility to cease production due to the close proximity of our coal-based chemical facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008.  As a result, we recorded an impairment charge of approximately $3.9 million for Bangsheng Chemical Facility equipment in the fourth quarter of 2008. We do not believe there is additional impairment of assets in the first nine months of 2009. As of September 30, 2009, the Company had not yet determined its plan for this equipment and had not been actively marketing the equipment for sale; therefore, the Company had not received any valid offer to purchase the equipment from a potential buyer. The Company continues to depreciate the equipment. Therefore, the equipment is still considered as being held in use.

Long-term convertible notes - On January 1, 2009, as required by US GAAP, we changed how we account for our long-term convertible notes (the “Notes”) The change significantly impacts the accounting for our convertible notes by requiring us to account separately for the liability and equity components of the Notes because upon conversion at any time before June 1, 2011 the make-whole interest payment may be settled in cash. The liability component is measured so the effective interest expense associated with the convertible notes reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible notes and this estimated fair value is recorded as a debt discount and amortized to interest expense through June 1, 2011, the earliest date the holders of the Notes can demand payment. Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities.

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During November and December of 2008 and February 2009, the Company repurchased, in privately negotiated transactions, part of the Notes plus accrued interests.  We evaluated the consideration paid and the impact of such repurchases.  We believe that given that the Company’s common stock was down materially from its level at issuance and the debt and convertible markets were trading at historically distressed levels at the time of the Company’s repurchases, the securities were arguably trading without option value at the time.  As a result we believe that no portion of the consideration paid by the Company is deemed to represent reacquisition of the equity component at the time of the settlement based on the Company’s fair value considerations of the liability component of the convertible notes immediate prior to the extinguishment.

Results of Operations

Comparison for the nine months ended September 30, 2009 and 2008

Sales of Products

	For the nine months ended September 30,
	2009		2008		Change
	Amount($)	% of Total Sales	Amount ($)	% of Total Sales (%)	Amount ($)%
Chemical	295,828	0.4	59,601,082	50.7	(59,305,254)	(99.5)

NPCC	72,066,915	99.6	58,050,482	49.3	14,016,433	24.1
Total Sale of Products	72,362,743	100.0	117,651,564	100.0	(45,288,821)	(38.5)

We were mandated to stop production at our coal-based chemical facility (“Bangsheng Chemical Facility”) in October 2008 to comply with the Tai’an City government’s enhanced urban safety and environment standard because our facility was located in a designated residential and non-manufacturing business zone. As a result, for the nine months ended September 30, 2009, the company generated no revenue from our coal-based chemical business, except for the sale of raw materials for $295,828 during the second quarter 2009.

For the nine-month period ended September 30, 2009, we derived our revenue primarily from our NPCC business. The increase of sales from our NPCC business was $14,016,433 or 24.1% for the  nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008. The increase was mainly due to an increase in sales volume of 19,680 metric tons as a result of higher market demand during the nine-month period ended September 30, 2009 as compared to the same period ended September 30, 2008. In addition, an average selling price for the nine-month period ended September 30, 2009 was approximately $481 per metric ton as compared to an average selling price of $446 per metric ton for the same period ended September 30, 2008. The increase in our average selling price was due primarily to changes in our pricing strategy and in our product mix based on market demands.

Cost of Products Sold and Gross Profit

	For the nine months ended September 30,
	2009		2008		Change
	Amount($)	% of Total Segment Sales	Amount($)	% of Total Segment Sales	Amount($)%
Cost of goods sold
Chemical	295,828	100.0	42,244,538	70.9	(41,948,710)	(99.3)
NPCC	42,113,090	58.4	33,957,162	58.5	8,155,928	24.0
Total cost of goods sold	42,408,918	58.6	76,201,700	64.8	(33,792,782)	(44.4)

Gross profit
Chemical	-	-	17,356,544	29.1	(17,356,544)	(100.0)
NPCC	29,953,825	41.6	24,093,320	41.5	5,860,505	24.3
Total gross profit	29,953,825	41.4	41,449,864	35.2	(11,496,039)	(27.7)

 The cost of goods sold for our NPCC business increased by $8,155,928 or 24.0% for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008. The increase was in line with the increase in NPCC sales.

The gross margin of our NPCC business increased slightly by 0.1%, from 41.5% for the nine-month period ended September 30, 2008 to 41.6% for the nine-month period ended September 30, 2009. An increase in sales volume and an average selling price in the current period were offset by an increase in major raw material costs.

Operating Expenses

	For the nine months ended September 30,
	2009		2008		Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Operating expenses

Selling expenses	1,397,013	1.9	1,944,138	1.7	(547,125)	(28.1)
General and administrative expenses	4,278,407	5.9	2,930,824	2.5	1,347,583	46.0
Total operating expenses	5,675,420	7.8	4,874,962	4.2	800,458	16.4

Selling expenses decreased by $547,125 or 28.1% for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008.  The decrease was due mainly to a decrease of approximately $97,898 in selling expenses as a result of our cessation of production at Bangsheng Chemical Facility, a decrease of approximately $480,003 resulted from a change in our commission policy to lower commission rate from 3.0% to 1.6% effective January 1, 2009 on NPCC sales, and $148,394 reclassification of our export freight and related miscellaneous expenses to cost of good sold in current period. These decreases were offset by $79,170 increase in salary and welfare expenses as a result of our expanded NPCC business.

 General and administrative expenses increased by $1,347,583 or 46.0% for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008. The increase was due mainly to an increase in our payroll costs associated with executive compensation of $462,237, an increase in our professional services costs of $533,965 associated with audits and other professional expenses, an increase in research and development expenses of $220,434 as we continued to inject resources to maintain our leading technological position in the industry, an additional amortization charge for land use rights newly acquired in Zibo of $210,799 and related property tax expenses of $155,046, and a $45,008 increase in other miscellaneous expenses. These increases were offset by decreases of $299,645 in our general and administrative expenses as a result of our cessation of production at Bangsheng Chemical Facility in November 2008.

Operating Income and Earnings Before Income Taxes

	For the nine months ended September 30,
	2009		2008		Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Income from operations	24,278,405	33.6	36,574,902	31.1	(12,296,497)	(33.6)
Interest income	628,941	0.9	149,896	0.1	479,045	319.6
Interest expense	(7,626,124)	(10.5)	(4,619,918)	(3.9)	(3,006,206)	65.1
Gain on extinguishment of long-term convertible notes	1,624,844	2.2	-	-	1,624,844	-
Other expenses	(221,702)	(0.3)	(121,408)	(0.1)	(100,294)	82.6
Earnings before income taxes	18,684,364	25.8	31,983,472	44.2	(13,299,108)	(41.6)
Income tax expense	2,536,216	3.5	5,582,965	4.7	(3,046,749)	(54.6)

Income from operations decreased by $12,296,497 or 33.6% for the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008. The decrease was mainly due to the cessation of production of our coal-based chemical operations, partially offset by the expansion of our NPCC business.

Interest income for the nine-month period ended September 30, 2009 increased by $479,045 or 319.6% compared to the nine-month period ended September 30, 2008, which was mainly due to an increased average cash balance as a result of issuance of convertible notes at the end of May 2008.

Interest expense related primarily to our convertible notes was $7,626,124 for the nine months ended September 30, 2009.  Interest expense included $4,097,244 contractual coupon interest on convertible notes, $916,232 amortization of debt issuance costs, and $4,115,580 amortization of debt discount. The interest expense was reduced by $1,525,182 interest cost capitalized during the nine-month period ended September 30, 2009. Our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the quarter using the effective interest method.

During the first quarter of 2009, we recorded a gain on extinguishment of debt of $1,624,844 due to the repurchase of the convertible notes with an aggregate principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144 through privately negotiated transactions.  The difference of $1,062,411 was allocated to debt issuance cost and the discount on the convertible notes in an amount of $158,109 and $904,302.  No portion of the consideration was allocated to the equity due to the fact that the entire consideration was attributed to the requisition of the liability component at the time of the settlement. We did not repurchase any additional convertible notes during the second and third quarter of 2009. The Company is not actively seeking to repurchase additional convertible notes and has no plan for early termination of the convertible notes.

Our effective income tax rate decreased from 17.5% for the nine-month period ended September 30, 2008 to 13.6% for the nine-month period ended September 30, 2009 because we applied a higher income tax rate than the enacted rate to the PRC taxable income during the first nine months period of fiscal 2008. The income tax rate was adjusted to reflect the appropriate enacted rate in the three-month period ended December 31, 2008.

Comparison for the three months ended September 30, 2009 and 2008

Sale of Products
	For the three months ended September 30,
	2009		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Chemical	-	-	23,726,236	48.2	(23,726,236)	(100.0)
NPCC	25,376,060	100.0	25,526,971	51.8	(150,911)	(0.6)
Total Sale of Products	25,376,060	100.0	49,253,207	100.0	(23,877,147)	(48.5)

We were mandated to stop production at our coal-based chemical facility (“Bangsheng Chemical Facility”) in October 2008 to comply with the Tai’an City government’s enhanced urban safety and environment standard because our facility was located in a designated residential and non-manufacturing business zone. As a result, for the three months ended September 30, 2009, the company generated no business revenue from our coal-based chemical business.

For the three-month period ended September 30, 2009, we derived our net sales solely from our NPCC business. Our total sales volume for the quarter increased by 788 metric ton as compared to the same period ended September 30, 2008. The increase was offset by a decrease in the average selling price by $11 per metric ton due mainly to the product mix sold as compared to the same period ended September 30, 2008.

Cost of Products Sold and Gross Profit

	For the three months ended September 30,
	2009		2008		Period to Period Change
	Amount($)	% of Sales	Amount($)	% of Sales	Amount($)%
Cost of Products Sold
Chemical	-	-	17,784,567	75.0	(17,784,567)	(100.0)
NPCC	15,295,481	60.3	14,727,516	57.7	567,965	3.9
Total Cost of Products Sold	15,295,481	60.3	32,512,083	66.0	(17,216,602)	(53.0)

Gross Profit
Chemical	-	-	5,941,669	25.0	(5,941,669)	(100.0)
NPCC	10,080,579	39.7	10,799,455	42.3	(718,876)	(6.7)
Total Gross Profit	10,080,579	39.7	16,741,124	34.0	(6,660,545)	(39.8)

The cost of goods sold for our NPCC business increased by $567,965 or 3.9% for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008. The increase was partially due to initial production cost in our Zibo facility as it only started operation at the end of August 2009. Zibo facility will reach higher cost efficiency as its production reaches higher utilization in the next few months.

The gross margin of our NPCC business decreased to 39.7% for the three-month period ended September 30, 2009 from 42.3% for the three-month period ended September 30, 2008. The decrease in gross margin was due partially to a decrease in average selling price by $11 per metric ton from $494 per metric ton for the three-month period ended September 30, 2008 to $483 per metric ton for the three-month period ended September 30, 2009. In addition, cost of goods sold in Zibo facility was relatively higher during its initial production period in August and September of 2009, which contributed to approximately 1.0% decrease in the gross margin.

Operating Expenses

	For the three Months Ended September 30,
	2009		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Operating Expenses
Selling Expense	549,177	2.2	855,348	1.7	(306,171)	(35.8)
General and Administrative Expense	1,419,015	5.6	1,050,037	2.1	368,978	35.1
Total Operating Expenses	1,968,192	7.8	1,905,385	3.9	62,807	3.3

Selling expenses decreased by $306,171 or 35.8% for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008.  The decrease was due mainly to a decrease of approximately $39,342 in selling expenses as a result of our cessation of production at Bangsheng Chemical Facility, a decrease of approximately $247,350 resulted from a change in our commission policy to lower our commission rate from 3.0% to 1.6 % effective January 1, 2009, and $103,045 reclassification of our export freight and related miscellaneous expenses to cost of goods sold in the current period. These decreases were offset by a $83,566 increase in salary and welfare expenses as a result of our expanded NPCC business.

General and administrative expenses increased by $368,978 or 35.1% for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008. The increase was mainly due to an increase in payroll costs associated with executive compensation of $185,466, an increase in our professional services costs of $303,454 associated with audits and other professional expenses, an increase in research and development expenses of $40,643 as we continued to expand and enhance people resources to maintain our leading technological position in the industry, an additional amortization charge for land use rights newly acquired in Zibo of $53,590 and related property tax expenses of $62,699, and $122,809 increase in other miscellaneous expenses. These increases were partially offset by decreases of $169,311 in our general and administrative expenses as a result of our cessation of production at Bangsheng Chemical Facility in November 2008.

Operating income and earnings before income taxes

	For the three Months Ended September 30,
	2009		2008		Period to Period Change
	Amount($)	% of Total Sales	Amount($)	% of Total Sales	Amount($)%
Income from Operations	8,112,387	32.0	14,835,739	30.1	(6,723,352)	(45.3)
Interest Income	62,716	0.2	77,039	0.2	(14,323)	(18.6)
Interest expense	(2,822,212)	(11.1)	(3,541,740)	(7.2)	719,528	(20.3)
Other expenses	(161,872)	(0.6)	(107,866)	0.2	(54,006)	50.1
Earnings before income taxes	5,191,019	20.5	11,263,172	22.9	(6,072,153)	(53.9)
Income tax expense	560,608	2.2	2,098,768	4.3	(1,538,160)	(73.3)

Income from operations decreased by $6,723,352 or 45.3% for the three-month period ended September 30, 2009, compared to the three-month period ended September 30, 2008. The decrease was mainly due to the cessation of production of our coal-based chemical operations, partially offset by the expansion of our NPCC business. Interest income for the three-month period ended September 30, 2009 decreased by $14,323 or 18.6 % compared to the three-month period ended September 30, 2008, which was mainly due to the decreased average cash balance due to construction payment for Zibo facility.

Interest expense related primarily to our convertible notes was $2,822,212 for the three months ended September 30, 2009.  Interest expense included $1,350,405 contractual coupon interest on the convertible notes, $301,523 amortization of debt issuance costs, and $1,477,909 amortization of debt discount. The interest expense was reduced by $312,045 interest cost capitalized during the three-month period ended September 30, 2009. Our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the quarter using the effective interest method. We did not repurchase additional Notes during the second and third quarter of 2009. The Company is not actively seeking to repurchase additional Notes and has no plan to early terminate the Notes.

Our effective income tax rate decreased to 10.8% for the three-month period ended September 30, 2009 from 18.6% for the three-month period ended September 30, 2008 because we applied a higher income tax rate than the enacted rate to the PRC taxable income during the first nine months period of fiscal 2008. The income tax rate was adjusted to reflect the appropriate enacted rate in the three-month period ended December 31, 2008.

Liquidity and Capital Resources

We believe, based on our current cash levels as well as the expected operating cash flows, we will have sufficient funds to finance our current operations for at least the next 12 months. However, we have also planned additional capital expenditures in the next 12 month to expand our business. We anticipate that these expenditures will be funded from working capital and financing activities. We believe that the capital expenditures may be influenced by changes of our business plan and fluctuations in prices of equipment and construction materials and there is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash, accounts receivable, and working capital as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008	Change
Cash	$105,459,582	$114,287,073	$(8,827,491)
Accounts receivable, net	7,061,031	6,806,066	254,965
Working capital	109,312,048	112,701,133	(3,389,085)

Cash- Our cash was held for capital expenditures, strategic investment, and working capital purposes. As of September 30, 2009, our cash balance was $105,459,582 as compared to $114,287,073 as of December 31, 2008. The slight decrease in cash was due to construction payments for our new Zibo facility. We did not enter into any investments for trading or speculative purposes.

Accounts receivable- Approximately 40% of our sales is cash on delivery. We grant our customers with a 30-day to 90-day credit term. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Average accounts receivable turnover days were 62 days for the nine-month period ended September 30, 2009 as compared to 64 days for the year ended December 31, 2008.

Working capital- Our working capital balance may fluctuate from period to period, which affects our cash flow from operating activities.  Our working capital is derived by subtracting our current liabilities from our current assets.

Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30, 2008 (restated)	Change
Cash provided by operating activities	$17,559,291	$30,203,983	$(12,644,692)
Cash used in investing activities	(23,856,337)	(35,207,463)	11,351,126
Cash (used in)/provided by financing activities	(2,535,745)	109,171,864	(111,707,609)

The Company’s statement of cash flows for the nine-month period ended September 30, 2008 has been restated from previously issued financial statements to correct errors in the classification of cash flows. For the nine-month period ended September 30, 2008, the effect of the errors was to decrease cash flows provided by operating activities by $4,287,695, decrease cash used in investing activities by $3,704,417 and increase cash provided by financing activities by $583,278.

Cash flows from operating activities - Net cash provided by operating activities totaled $17,559,291 for the nine-month period ended September 30, 2009 compared to $30,203,983 for the nine-month period ended September 30, 2008. The decrease was mainly due to decreased cash proceeds from the products sold as a result of our cessation of coal-based chemical production in Bangsheng Chemical Facility.

Cash flows from investing activities - Net cash used in investing activities for the nine-month period ended September 30, 2009 was $23,856,337 compared to $35,207,463 for the nine-month period ended September 30, 2008. Cash used during the current period for constructing Zibo facility was less than cash used for constructing Shaanxi facility in the same period ended in 2008. The Phase I construction for the Zibo facility has an annual production capacity of 60,000 metric ton while the Phase II and III construction for Shaanxi facility in 2008 had an annual production capacity of 120,000 metric ton.

Cash flows from financing activities - Net cash used in financing activities for the nine-month period ended September 30, 2009 was $2,535,745, which was used for repurchase of our convertible notes. $109,171,864 cash provided by financing activities for the nine-month period ended September 30, 2008 represented cash proceeds received from long-term convertible notes issued in May and June 2008, offset by cash paid for the issuance costs.

Contractual Obligations As of September 30, 2009

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	$-	$-	$-	$90,027,000	$90,027,000
Long-term convertible notes-interest	5,401,620	10,803,240	10,803,240	19,805,940	46,814,040
Operating lease	332,948	410,913	381,264	1,946,033	3,071,157
Capital commitments	4,327,090	-	-	-	4,327,090
Total	10,061,658	11,214,153	11,184,504	111,778,973	144,239,287

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash as of September 30, 2009, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $606,034 in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $594,034 in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk.  As of September 30, 2009, we had no short-term borrowings. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. However, if we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 1.5% in 2006, 4.8% in 2007 and 5.9% in 2008. However, because of the recent global economic crisis, the danger of inflation is subsiding. For example, in September 2009, the rate of inflation in China was -0.8%.

ITEM 4—CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2009 due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not been remediated as of September 30, 2009, although steps have been taken toward remediation during the third quarter of 2009.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Business and Operations

The United States government’s increase in tariffs on tires imported from China may harm the business of our customers, which would cause our revenue to decline and materially and adversely affect our business. China’s accession to the World Trade Organization (“WTO”) included transitional remedies to address import surges into other countries leading to market disruption. In the United States, the relevant safeguard provision was enacted as Section 421 of the Trade Act of 1974.  Section 421 permits US domestic industries and workers injured by rapidly increasing imports from China to seek relief. Similar to other safeguard provisions, a Section 421 investigation is initiated by the filing of a petition with the United States International Trade Commission (“ITC”). On the basis of information developed in an investigation, the ITC determined, pursuant to section 421(b)(1) of the Trade Act of 1974, that certain passenger vehicle and light truck tires from China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products. On September 11, 2009, the United States government announced the decision to grant relief in the tire proceeding in the form of tariffs on such passenger vehicle and light truck tires from China being increased for a three-year period by 35% in year one, 30% in year two, and 25% in year three.  The increase in tariffs may harm the export business of our NPCC customers in the tire industry, which would decrease demand for our NPCC products, cause our revenue to decline and materially and adversely affect our business.

Subsequent to the cessation of  production at our coal-based chemical production facility on October 31, 2008, we generate all of our revenue from sales of our NPCC products and a reduction in revenue from our NPCC products would cause our revenue to decline and could materially harm our business.  After we ceased production at our Bangsheng Chemical Facility on October 31, 2008 in compliance with the directive from the Tai’an City Government, we no longer generate revenue from the sale of coal-based chemical products and derive all of our revenue from the sale of our NPCC products.  For the three months ended September 30, 2009, our sales of NPCC products were approximately $25.4 million, or 100% of our total revenue.  Going forward, continued market acceptance of our NPCC products will remain important to our success, and a reduction in revenue from the sale of our NPCC products will materially harm our business, financial condition and results of operations.

Risks Related To Doing Business In China

A slowdown or other adverse developments in the economy of the PRC may materially and adversely affect our customers, demand for our products and our business.  All of our operations are conducted in the PRC.  Although the economy of the PRC has grown significantly in recent years, we cannot assure you that such growth will continue.  In the third quarter of 2009, China’s gross domestic product or GDP growth slowed to 7.7% from 9.0% in the same period in 2008.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

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

For the three months ended September 30, 2009, net cash inflow from operating activities was $2.6 million. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing existing indebtedness or seeking equity capital.  These strategies, if implemented, may not be instituted on satisfactory terms.  Any of these constraints upon us could materially and adversely affect our ability to satisfy our obligations under our 6.0% convertible notes due 2018.

The market price for our shares may be volatile.  The market price of our shares experienced, and may continue to experience, significant volatility.  For the period from September 30, 2008 to September 30, 2009, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market, has ranged from a low of US$2.93 per share to a high of US$7.04 per share.  Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

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

SHENGDATECH, INC.

Date: November 9, 2009	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: November 9, 2009	By:	/s/ ANDREW WEIWEN CHEN
Andrew Weiwen Chen Chief Financial Officer (Principal Financial and Accounting Officer)