Form 10-K
period 2009-12-31
ShengdaTech, Inc.
filed 2010-03-15
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

86-21-58359979 (Registrant’s Telephone Number, Including Area Code)

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the 28,114,324 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $105,428,715 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.75 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 15, 2010, there were 54,202,036 shares of common stock of ShengdaTech, Inc. outstanding.

SHENGDATECH, INC.
(A Nevada Corporation)

TABLE OF CONTENTS

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

Prior to November 2008, we also manufactured, marketed and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine. We marketed and sold coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.  On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing Bangsheng Chemical Facility, our coal-based chemical facility in Tai’an City, to cease production due to the close proximity of our facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008. As a result, we recorded an impairment charge of approximately $3.9 million for Bangsheng Chemical Facility equipment in the fourth quarter of 2008. We do not believe there is additional impairment of assets in 2009. In December 2009, the Company decided to discontinue our operations at Bangsheng Chemical Facility and to sell all of its operating assets and inventory. Although we discontinued the Bangsheng coal-based chemical operations, the Company is currently seeking other strategic opportunities in the chemical business.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi, China to run the  NPCC facility in Shaanxi. Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc.  On July 1, 2008, Faith Bloom formed a wholly-owned subsidiary in Zibo, Shandong to operate our new NPCC facility in Zibo.

On December 11 2009, Faith Bloom completed its acquisition of Anhui Chaodong Nanomaterials Science and Technology Co., Ltd. (“Chaodong”), a company located in Anhui province, to operate our new NPCC facility in eastern China.

Our corporate structure is depicted in the following chart:

Market Opportunity

The NPCC Markets in china

NPCC refers to ultrafine nano precipitated calcium carbonate, a synthetic industrial material made from limestone, which has an average particle diameter of less than 100 nanometers or 0.1 micron. The nano particle is smaller than the wavelength of visible light and provides characteristics such as narrow distribution range of grain-size and improved decentrality, which make the compounds suitable for many applications. In the filler and additive industry, traditional fillers, including precipitated calcium carbonate, have been used for years as a means to reduce material costs by replacing a portion of higher cost materials. The main functions of the traditional fillers are to occupy the space and act as cheap diluents of more expensive materials. NPCC is an emerging product in the functional filler and additive industry with numerous possibilities of new applications, many of which are yet to be developed. As functional additives, NPCC offers more additional benefits than traditional fillers. Due to its low cost and special chemical properties, NPCC has been widely used in the rubber, plastic, paint, ink, paper and adhesive manufacturing industries to improve product quality while maintaining or reducing costs. It can be used solely as an additive which contributes to the processing features of end products, or it can also be applied together with other fillers such as precipitated calcium carbonate, titanium oxide and silicon dioxide.

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

While research into and manufacturing of NPCC in China began in the early l980s, the NPCC industry only recently experienced strong growth, resulting from increased awareness of its ability to replace other more expensive materials and its functionality to enhance the performance of various end products. In China, NPCC products are primarily used as functional additives in feedstock materials to the automobile, construction and consumer sectors. Typical feedstock materials that use NPCC include tires, PVC, PP and PE plastic materials, ink, paints and paper. China’s fast-growing economy and on-going nationwide urbanization progress have fueled the rapid development of the automobile, construction and consumer sectors, which in turn have driven the increasing demand for NPCC products in China. Driven by the consumption upgrade trend in China, an increasing number of manufacturers intend to use NPCC as a substitute for certain fillers or additives to improve the quality of their end products and to reduce production cost without sacrificing product quality. We believe that high-quality NPCC products will continue to benefit from the on-going and rapid development of the construction, automotive and printing industries. Frost & Sullivan indicates that the production volume was approximately 440,000MT in China in 2008 with sales of over RMB 1.2 billion. We believe that the development of the plastics, rubber, paper, construction coating and daily-use chemical industries in China will increase the demand for NPCC. With the maturity of NPCC technology and NPCC expansion in China, we believe that domestic products with superior quality and steady performance will gradually replacing the market share of exported products.

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

After the financial crisis in 2008, the automobile industry in China exhibited rebounding in 2009, benefiting from governmental support policies such as decreased tax rates. Currently, China has exceeded the United States and became the world’s largest automobile consumption nation with annual sales of 12,000,000 vehicles. In addition, the shrinking average life cycle for tires in China is creating additional demand. According to an article published by China Automotive Review in March 2008, Chinese car owners have shortened their average tire use period from 5 years to 2.5 years, which, in some developed areas, has decreased to as low as 2 years. In addition, multinational tire producers are beginning to establish worldwide production centers and export bases in China, which should support incremental tire demand. Therefore, we believe our NPCC product will obtain a larger market share in the rubber and tire fields.

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

The Coal-based Chemical Markets in China

Prior to November 2008, our coal-based chemical products included ammonium bicarbonate, liquid ammonia, methanol and melamine. In December 2009, we decided to discontinue our operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. The facility ceased production at the end of October 2008.

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

Our Business

Overview

We are a leading and fast growing manufacturer of specialty additives in China and, prior to November 2008, a coal-based chemical products manufacturer in Tai’an City, Shandong Province. Our NPCC products are used as functional additives in various products due to their chemical and physical attributes. As a market leader of high-grade NPCC products, we use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries. In 2009, we generated approximately 99.7% of our income from sales of NPCC products.

Prior to November 2008, we also manufactured, marketed and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine primarily for use as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides. On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing our coal-based chemical facility in Tai’an City ("Bangsheng Chemical Facility") to cease production due to the close proximity of the Bangsheng Chemical Facility to residential and non-manufacturing business properties. In accordance with the Tai’an City Government’s notice, we ceased production at Bangsheng Chemical Facility on October 31, 2008. In 2009, approximately 0.3% of our income was generated from the sale of residual coal inventory from the Bangsheng Chemical Facility after it ceased operations. Although we discontinued the Bangsheng coal-based chemical operations, the Company is currently seeking other strategic opportunities in the chemical business.

Nano Precipitated Calcium Carbonate

We commenced our NPCC operations in 2001 with the installation of our first NPCC production line, which had an annual production capacity of 10,000 metric tons, in Tai’an, Shandong Province. As of December 2009, we have increased our total annual NPCC production capacity to 250,000 metric tons. We are currently the largest Chinese manufacturer of NPCC products in terms of production capacity, according to China Chemical News Weekly. We produced approximately 47.4% of the total NPCC products manufactured in China in 2008. We believe that we are the largest and the fastest-growing NPCC manufacturer in China and the first NPCC manufacture that supplies NPCC products to the tire industry in China.

In August 2009, we, through our wholly-owned subsidiary Faith Bloom Limited, entered into an Equity Transfer Agreement with Anhui Chaodong Cement Co., Ltd., a company incorporated under the laws of the People’s Republic of China, pursuant to which Faith Bloom acquired the entire equity of Chaodong, a PRC company and wholly-owned subsidiary of Anhui Chaodong Cement Co., Ltd. Chaodong was an inactive manufacturer of nano precipitated calcium carbonate, and its assets include mining rights to reserves of approximately 13.2 million tons of limestone and existing buildings and equipment. The acquisition was approved by the Chinese government in November 2009. Anhui Chaodong Cement Co., Ltd. and Chaodong are not affiliates of the Company or any of the Company’s directors or officers. On December 11, 2009, we completed our acquisition over Anhui Chaodong Nanomaterials Science and Technology Co., Ltd, which has an annual capacity of 10,000 metric tons. The Chaodong facility is expected to start production in April 2010 after we complete certain repairs and maintenances of the acquired facility and equipment and perform certain technological upgrades consistent with our Shandong facility.

In August 2009, we, through Faith Bloom Limited entered into a Project Investment Agreement with the local government of Hanshan County, Anhui Province, People’s Republic of China. Pursuant to this agreement, we anticipate investing RMB 1,200,000,000 (approximately $175.7 million) in several phases by 2013, which includes an investment in a new NPCC project that has the capacity to manufacture 200,000 tons of NPCC per year and the purchase of land-use rights for approximately 341,335 square meters (approximately 84.35 acres) of land. The local government of Hanshan County also agrees to grant to us exclusive mining rights to 60 million tons of good quality limestone, and provide other utilities and services for manufacturing purposes. This agreement is subject to governmental approval. In addition to the investment per this agreement, the Company also agreed to purchase the land-use rights for approximately 66,767 square meters (16.5 acres) of land from the local government for Chaodong, which is subject to approval of the local government. Such approval process will involve administrative procedures including a public bidding to establish the transaction price. These agreements are investment plans and are not contractually binding until key elements of contract terms such as transaction prices and specific payment schedules are fully agreed upon and evidenced by execution of agreements.

We established a research and development center in Pudong, Shanghai, which is dedicated to the research and development of NPCC applications. Our research and development center has attracted NPCC researchers and scholars with advanced degrees in chemistry and materials science who primarily focus on improving the quality of our existing NPCC products and developing innovative NPCC products for new applications. As an example, we developed new NPCC products for use in the paper and PE industries and began receiving orders from paper manufacturers in 2007 and from PE customers in February 2008. In addition, we expect to begin selling our newly developed NPCC products to the asphalt and PVC plastic glove markets in the near future. Currently, our product is undergoing trials with five potential asphalt industry customers.

We currently sell our NPCC products in Shandong Province, the Yangtze River Delta and other parts of China through resident sales representatives. Internationally, in 2009, the countries we target our products for export decreased from nine to five, consisting of Singapore, Thailand, South Korea, Malaysia and India, primarily due to the 2008 financial crisis. International sales decreased from 10% of the total NPCC sales revenue in 2008 to 7% in 2009. In July 2009, we established a new international sales team at our offices in Shanghai, China. In January 2010, we strengthened our international sales and marketing efforts by appointing Mr. Gary Cao, who has over 12 years of experience as a sales and marketing director for leading chemical companies in China and the Asia Pacific region, as our new international marketing director. We believe international sales and marketing will make more contribution to our business as the worldwide economy recovers.

Coal-Based Chemicals

In 2000, our affiliate, Shandong Shengda Technology Co., Ltd., acquired a coal-based chemical facility from a state-owned enterprise, brought it to profitability and, in 2005, the coal-based chemical business was integrated into the Company. This coal-based chemical facility was located in Tai’an, Shandong Province and had been in operation for over 30 years. On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing our coal-based chemical facility in Tai’an City ("Bangsheng Chemical Facility") to cease production due to the close proximity of the Bangsheng Chemical Facility to residential and non-manufacturing business properties. In accordance with the Tai’an City Government’s notice, we ceased production at Bangsheng Chemical Facility on October 31, 2008. In December 2009, we decided to discontinue our operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. Although we discontinued the Bangsheng coal-based chemical operations, the company is currently seeking strategic opportunities in the chemical business.

Prior to November 2008, we sold our coal-based chemical products directly to end customers, including chemical plants, trading companies and farmers, the majority of which are located in Shandong Province.

Revenue and Net Income

Our revenue and net income from continuing operations have increased steadily since 2006. In 2009, our revenue was $102.1 million and our net income was $23.6 million.

Our Competitive Strengths

We believe that our following competitive strengths enable us to compete effectively and to capitalize on the growth opportunities in the NPCC market:

Leading market position in the NPCC industry

•
Significant production capacity: We are currently the largest manufacturer of NPCC products in China with production capacity of 250,000 metric tons per year. Our facility in Zibo, Shandong province has an ultimate plant capability of 240,000 metric tons per year, including the current 60,000 metric tons capacity. On December 11, 2009, we completed our acquisition over Chaodong, which has an annual capacity of 10,000 metric tons. The Chaodong facility is expected to start production in April 2010, after we complete certain repairs and maintenance of the acquired facility and equipment and perform certain technological upgrades consistent with our Shandong facility. In August 2009, we, through Faith Bloom Limited entered into a Project Investment Contract with the local government of Hanshan County, Anhui Province to expand the existing production capacity of Chaodong to add another 200,000 tons. We anticipate investing approximately $175.7 million in several phases by 2013, including for the purchase of land use rights for approximately 341,335 square meters (approximately 84.35 acres) of land, which can support the additional 200,000 tons of production capacity. When all the capacity expansion projects are completed, we expect to increase our NPCC production capacity to 640,000 metric tons per year. Due to our large production capacity, we believe we are strongly positioned to retain existing customers and attract new customers.

•
Advanced production technology and facilities: At our facility in Xianyang, Shaanxi Province, we employ a proprietary membrane-dispersion technology co-developed with Tsinghua University. We have an exclusive right to use this patent, and our new facility in Chaodong to be built in addition to the existing 10,000 metric tons of capacity will continue to apply the same technology. The existing 10,000 metric tons of capacity in Chaodong will continue to use ultra gravity technology. This advanced technology enables us to manufacture NPCC products of higher quality and at lower costs than NPCC products produced using the ultra gravity precipitation technology widely used in the industry.

In cooperation with Qingdao University of Science and Technology, we have developed proprietary formulas for modifying NPCC products to suit particular end products. With these formulas, we have developed NPCC products for the tire, PVC building material, ink and paint industries.

We utilize stainless steel equipment for the phase II and phase III production of 40,000 metric tons per year and 60,000 metric tons per year, respectively, in our Shaanxi facility. Our phase I facility in Zibo, Shandong utilizes the same stainless steel equipment, and the same equipment will be further utilized in the expansion of our Zibo facility and new Chaodong facility. In addition to yielding improved purity of NPCC products, these stainless steel lines require one-third less maintenance time than carbon steel lines, and have an expected life of 30 years compared to 15 years for carbon steel lines.

•
Strong customer relationships: We have formed strong relationships with our existing NPCC customers through the process of customer development, which generally takes four to seven months or longer and involves intensive sample testing. In general, we have enjoyed good relationships with our customers, which we believe is based on our high product quality and strong cooperative relations and communications with customers. We believe that the high cost of switching NPCC providers provides a strong barrier to new market entrants.

Low-cost production base and scalable NPCC manufacturing capacity

We believe we are a low-cost producer of NPCC products. Our location in China provides us with access to low-cost utilities, rent, expert research and reduced labor costs. In addition, our close proximity to a limestone quarry in Xianyang, Shaanxi Province enables us to minimize transportation cost for limestone.

We have the ability to scale our production facilities to cost-effectively manufacture NPCC in large volumes. We commenced commercial NPCC operations in 2001 with the opening of our first NPCC line located in Tai’an City, Shandong Province with a manufacturing capacity of 10,000 metric tons per year. We have since expanded our total NPCC production capacity to 250,000 metric tons as of December 2009, and we plan to expand our newly acquired Chaodong NPCC facility in Anhui province located in eastern China in several phases to eventually achieve an additional annual production capacity of 200,000 metric tons by 2013, based on market demand.

Broad and diverse NPCC customer base

Our NPCC customer base has increased from 53 in 2003 to 163 in the fourth quarter of 2009, including 157 domestic customers and six international customers. We continue to focus on broadening and diversifying our customer base. Our continuing marketing efforts through exhibitions, e-business platforms and our sales office network have enabled us to develop and serve customers quickly and efficiently. Referrals from existing customers are one of our major marketing sources. We are actively engaged in exploring and securing opportunities in a variety of markets, including the paper and paint industries within China and internationally. Currently, we have engaged or have begun sample testing for 59 potential customers in the PP, rubber, adhesive, latex and asphalt industries. We generally convert approximately 50% of these leads into revenue producing customers, which further diversifies our customer base.

Strong NPCC research and development capability

•
In-house research and development center: We own a research and development center in Pudong, Shanghai, which is exclusively used for NPCC research and development. We employ 26 research and development staff with advanced degrees and specializations in NPCC development. Our research team primarily focuses on improving the quality of our existing NPCC products as well as developing innovative NPCC products for new applications.

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

Experienced management team

We have an experienced management team with a proven track record of developing and expanding our operations. Mr. Xiangzhi Chen, our President and Chief Executive Officer, is a pioneer in the NPCC industry in China and has led the sales growth of the Company from $30.4 million in 2003 to $102.1 million in 2009 while enhancing profitability. Most of our senior management have worked together as a team for over eight years and have extensive experience in the NPCC industry. Our management team’s strong industry expertise and execution capabilities have enabled us to significantly ramp up our NPCC production within a short period of time.

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

Expand production capacity and capitalize on economies of scale

We currently have an installed annual NPCC production capacity of 250,000 metric tons. Demand for NPCC products in China is expected to increase to 750,000 metric tons by 2010. We have constructed a new facility in Zibo, Shandong Province with a total projected capacity of 240,000 metric tons and acquired Chaodong in Anhui province, which has a current capacity of 10,000 metric tons. In connection with the acquisition of Chaodong NPCC facility, we anticipate investing in several phases to support an additional annual production capacity of 200,000 tons by 2013, based on market demand. We believe that capacity expansion will provide us with improved economies of scale in purchasing raw materials and strengthen our position in negotiations with various suppliers. In addition, we believe that we will also enjoy improved government incentives as we expand our business to new locations given our established leadership position in the NPCC industry.

Continue to focus on research and development

•
Improve product quality: The membrane-dispersion technology, jointly developed by us and Tsinghua University and deployed at our NPCC facility in Xianyang, Shaanxi Province, and our NPCC facility in Zibo, Shandong province, improves our production stability and yield of nano particles. Our Tai’an NPCC facility was ISO 9001 certified in 2003 and our NPCC products were awarded “Shandong Top Brand” at the end of 2006. Our NPCC facility in Xianyang, Shaanxi Province was ISO 9001 certified in 2008. Our research and development team is focused on continuously improving the quality of our NPCC products, reducing production costs and enhancing value for our customers.

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

Our key applications for our NPCC products and their respective end markets are as follows:

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

We have established effective quality assurance systems for our NPCC products. Our Tai’an NPCC facility was ISO 9001 certified since 2003 and our NPCC products were awarded “Shandong Top Brand” at the end of 2006. Our NPCC facility in Xianyang, Shaanxi Province was ISO 9001 certificated in 2008.

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

The trademark for our coal-based chemical products, relating to the Chinese words “泰丰 (Taifeng),” is also registered with the Trademark Office of the State Administration for Industry and Commerce of China. We expect the trademark will be beneficial to our potential strategic opportunities in the chemical business in the future.

Research and Development Efforts

We currently have 26 members in our research and development team. Among them, 13 hold Ph.D. degrees, 13 hold Masters degrees and most have worked in the NPCC research field for more than four years. Mr. Zhude Xu and Mr. Xiaochuan Zhu, our two Directors of Research and Development, both with more than 10 years of experience, are leading our effort to develop and improve the proprietary technology for chemical modification in NPCC products. This new technology can be used to modify the property of a specific NPCC product to fit a particular end product and, in addition, improve the property of such end product. Recently, much progress has been made in the applications in paper, PE and asphalt products. With this new technology, tires, PVC building materials, paints, adhesives and paper of equal or better quality can be made at a lower cost. We are also developing NPCC products for other applications, including extensions of existed products and new products such as epoxy resin, cosmetics and asphalt.

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

We are focused on further developing and improving our core manufacturing technologies so that we can expand our product lines and reduce overall costs. In 2009, we completed samples testing of our NPCC products with approximately 40 companies in various industries, such as PVC, rubber, adhesive, latex and coating. Of these 40 companies, 30 companies have begun or are ready to purchase after the first round of testing and 10 companies have indicated interest in further testing, and we consider most of them to be potential new customers. As of December 31, 2009, we had 59 potential customers in the final stage of our sample testing process.

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

In addition, we have adopted advanced membrane-dispersion technology in the production process at our Xianyang, Shaanxi facility and our Zibo, Shandong facility with phase I capacity of 60,000 metric tons. This technology not only reduces production cost, but also enables us to have better control of the size and consistency of the nano-particles, which greatly improves our NPCC product quality. Our research and development center in Pudong, Shanghai, China is our base for training research and technical personnel and developing proprietary technologies. We believe that this research and development center is sufficient to meet our current research and development needs and we are in a good position to attract qualified research personnel at a reasonable cost. Thus, we are currently conducting our research and development internally, and have terminated our research and development cooperation with Tsinghua University and Qingdao University of Science and Technology.

Sales and Marketing

Our sales team consists of 38 employees, 34 of which are devoted to domestic sales and 4 of which are devoted to international sales. To expand distribution channels and increase our market share, we will continue our efforts on our international sales team construction and regularly attend industry fairs and exhibitions. We have become a member of www.alibaba.com.cn, the largest business-to-business Internet portal in China.

Through our sales and marketing efforts, we have established our leadership in the NPCC industry in China, particularly for applications in the tire and PVC building materials markets. We have successfully entered the oil-based paint and paper industries. We are now actively marketing our NPCC products to major international companies in the adhesive industry and our products in the asphalt industry are under testing processes domestically. We plan to begin supplying our products to certain major international companies in the adhesive industry and to domestic asphalt manufacturers.

At present, our NPCC products are primarily sold and marketed directly by our sales and marketing staff. Our NPCC products are mainly sold in Shandong Province, Yangtze River Delta and several other provinces in northern and eastern China. We are actively expanding our NPCC marketing network into other parts of China and have resident sales representatives in multiple locations in China including Shanghai, Xi’an, and Dongying, Shandong Province. We have also successfully expanded into the international market for NPCC; we have sold our NPCC products to Asian countries, including Singapore, Thailand, South Korea, Malaysia and India. Additionally, our international sales department is actively testing our products with customers in North America.

Suppliers

In 2009, the cost of raw materials accounted for approximately 63.8% of our total production cost. Soft coal, modification agents, anthracite and limestone are the major raw materials for producing NPCC products.

We have multiple suppliers for all of our major raw materials, except for modification agents. Soft coal and anthracite are in abundant supply in China with a large number of suppliers. We are currently considering increasing our supplier partners for modification agents or potentially producing them internally.

Given the importance of certain key raw materials such as coal and limestone to our business, we believe we have sufficient mining right over high quality limestone in Shaanxi and our newly acquired Chaodong facility. We are currently in negotiations with the government regarding the price and payment terms for our mining rights at our Zibo, Shandong facility. Our Tai’an, Shandong facility has established company procedures involving control of raw material procurement.

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

Major Suppliers

The table below lists our major suppliers as of December 31, 2009.

Major Suppliers for NPCC Business
	Suppliers	Amount Purchased in 2009 (USD million)	% of Total Purchases in 2009
Anthracite	Xintai Liantai Material Co., Ltd	4.46	8.42%
Anthracite and soft coal	Xianyang Chuangfa Trading Co., Ltd.	8.63	16.30%
Modification agent	Qingdao Siwei Chemical Co. Ltd.	6.93	13.09%
Limestone and soft coal	Qianxian Tianhe Mining Industry LLC	5.38	10.16%
Total			47.97%

Our Major Customers

We sell our NPCC products to customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries, which are mainly located in Shandong Province, the Yangtze River Delta and other parts of northern and eastern China. Most of our top NPCC customers are large-scale manufacturers of tires and PVC building materials. We have long-term relationships with most of our customers in the NPCC business.

For the fiscal year ended December 31, 2009, sales to our top five NPCC customers accounted for 10.5% of total NPCC sales. For the same period, approximately 7.0% of our NPCC sales were to overseas markets.

Major Customers of our NPCC Products
Name	Industry	Amount of Sale in 2009 (USD million)	Percentage of Total Sales
Triangle Tire	Tire	2.12	2.08%
Zhaoyuan Liao	Tire	2.25	2.21%
Double Star Tire	Tire	2.18	2.14%
Zhenjiang Suhui	Tire	1.83	1.78%
Shandong Shengtai	Tire	1.75	1.70%
Total		10.13	9.91%

Dalian Jinyuan	PVC	2.17	2.13%
Yiyuan Ruifeng	PVC	2.00	1.96%
Tshangshan Jiaji	PVC	1.70	1.67%
Cangzhou Cangjing	PVC	1.65	1.62%
Total		7.52	7.38%

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

NPCC manufacturers in China
Name	Production Capacity (mt/year)
ShengdaTech, Inc.	250,000
Jiawei	170,000
Tianze	100,000
Yaohua	50,000
Guangping	30,000
CZ Calicum Carbonate	20,000
Keli	20,000
Perfection	15,000
BJ Chemical Building Material	14,000
Others	125,000

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

Our business is also regulated by a number of authorities which license the production of coal-based chemical products such as those we manufactured at our Bangsheng Chemical Facility prior to November 2008. Our NPCC facilities are not required to obtain Production Safety Licenses.

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

Pursuant to the Environment Impact Assessment Law, which came into effect on September 1, 2003, construction or expansion of our NPCC facilities is subject to environment impact assessment procedures by local environmental protection authorities in China, including the acceptance of environment impact assessment reports of each project by the environmental protection authorities. We currently have a total production capacity of 250,000 tons of NPCC per year in Shaanxi and Shandong, and we have passed environment impact assessment for 20,000 metric tons NPCC production capacity in our Shaanxi facility and 10,000 metric tons of NPCC production capacity in our Shandong facility. The remaining capacity has not yet passed the assessment. The local environmental regulatory department in Qian County, where our Shaanxi facility is located, has orally advised us that we could complete the environment impact assessment procedures after all of our expansions have been completed as our planned production lines share the same facilities. However, if the environmental regulatory department in Xianyang or at a higher level determines that we are not compliant with the Environment Impact Assessment Law, we may be subject to fines or other legal sanctions. Although we have not been punished by any environmental regulatory department, we cannot assure you that the government will take the same position in future.

Employees

As of December 31, 2009, we employed 1,063 full-time employees. Of our total employees, 10.5% are management personnel, 3.6% are sales staff members and 2.4% are R&D staff members. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts, which include confidentiality and non-compete provisions prohibiting employees from disclosing our trade secrets or using trade secrets for purposes other than benefiting us, with all employees.

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments. We are required to contribute to the program at the rate of 20% of the average monthly salary of our employees. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to as much as 30% or more of the average employee monthly salary. We have purchased social insurance for all of our employees who voluntarily participate in the social insurance program. Social insurance expenses were approximately $347,287 and $567,741 for fiscal years 2009 and 2008, respectively.

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

 Risks Related To Our Business and Operations

Subsequent to the cease of production of our coal-based chemical production facility on October 31, 2008, we generate all of our revenue from sales of our NPCC products and a reduction in revenue from our NPCC products would cause our revenue to decline and could materially harm our business. After we ceased production at our Bangsheng Chemical Facility on October 31, 2008 in compliance with the directive from the Tai’an City Government, we no longer generate revenue from the sale of coal-based chemical products and derive all of our revenue from the sale of our NPCC products. As of December 31, 2009, the Bangsheng coal-based chemical operations have been discontinued. For the year ended December 31, 2009, our sales of NPCC products were approximately $102.1million, or 99.7% of our total revenue and the other 0.3% or $295,899 comes from sales of coal inventory of Bangsheng Chemaical Facility. Going forward, continued market acceptance of our NPCC products will remain important to our success, and a reduction in revenue from the sale of our NPCC products will materially harm our business, financial condition and results of operations.

We may not be able to maintain our lead in NPCC technology. At present, we are the largest manufacturer of NPCC products in China in terms of production capacity. Our competitive edge depends heavily on the new technology employed in our NPCC manufacturing process. We adopted the ultra gravity precipitation technology in the manufacturing process in our Tai’an facility.  In our facility in Shaanxi, we deployed the membrane-dispersion technology co-developed and co-owned with Tsinghua University.  The same membrane-dispersion technology is utilized in our facility in Zibo, Shandong.  We currently have the exclusive right to use this technology.  At this time, other than maintaining our own research and development center in Shanghai, we are not working in partnership with any universities or research institutions.  The growth of our business and development of new technology may require that we seek external collaborative partners for research and development.  We cannot assure you that we will be able to enter into agreements with collaborative partners on terms acceptable to us, if any at all.  In addition, if more advanced technology is developed for the manufacturing of NPCC by our competitors, we may lose our competitive advantage and our results of operations may be adversely affected.

Our NPCC products have limited application.  We may not be able to increase the market for our NPCC products.  Presently, our existing NPCC products are used as functional additives for tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries.  Our products, therefore, depend heavily on a limited number of industries.  Our growth potential may be limited if we cannot expand the markets for our existing NPCC products or develop new products for other industries.  Although we have increased our research and development efforts to expand the range of applications of our NPCC products, there is no assurance that we will succeed in our efforts.

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

Our NPCC business depends significantly on the tire industry. If the composition of tires changes and we fail to develop formulas that are applicable to a new composition, our NPCC business could be harmed. In 2009, our NPCC business derived approximately 34.3% of revenues from sales to tire manufacturers. If these customers cease or decrease their orders of NPCC products from us, our NPCC business could be adversely affected. In addition, our modified NPCC products can be used in tire production to obtain desired properties since the current tire composition allows for calcium carbonate as an additive. If the composition of tires changes in the future, modified NPCC products may not be compatible with the change. As a result, our NPCC business could be adversely affected.

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

Our business, financial condition and operating results depend on our customers’ future success with their products, which may fail to achieve the results we and our customers expect. Currently, we supply the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries with our NPCC products. The potential for growth and success of our NPCC business largely depends on our customers’ future success in their products. If our customers are not successful in developing their products, their demand for our NPCC products may decrease and our NPCC business may be adversely impacted as a result.

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

Although the restatements we have made did not result in material changes to our previously reported revenues and profits, our management determined that certain material weaknesses existed in our internal control over financial reporting as of December 31, 2008. We cannot assure you that our financial statements will not be restated in a way that causes material changes to our reported revenues and profits in the future.

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

Strategic acquisitions and investments could subject us to a number of risks, including risks associated with shared proprietary information and loss of control of operations that are material to our business. Moreover, strategic acquisitions and investments may be difficult to finance and/or expensive to fund and may also be expensive to implement and subject us to the risk of non-performance by a counterparty, which may in turn lead to monetary losses that materially and adversely affect our business. Strategic acquisition and investment could also divert our management’s attention as well as other resources away from our core business. Finally, a full integration of the acquired companies into our business may also prove to be difficult, which may hinder or delay our planned growth.

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position. Raw materials that we use in the manufacture of our NPCC products include limestone, anthracite, soft coal and modification agent, among which costs of anthracite and soft coal were 37.64% of the production cost of our NPCC business in 2009. The costs of modification agent and limestone were 25.84% of the production cost of our NPCC business in 2009. The prices of these materials are subject to market forces largely beyond our control. In the last few years, coal prices have fluctuated substantially. The price for coal may continue to increase in the future due to the rapid development of the Chinese economy. If the price for coal and limestone increases in the future, our profit margin could decrease considerably.

We are dependent on our suppliers for key materials such as limestone and modification agent. If we cannot secure such raw materials from our suppliers, our business may be adversely affected. We purchase raw materials from suppliers. We may experience a shortage or interruption in the supply of our raw materials in the future and if any such shortage or interruption occurs, our production capabilities and results of operations could be materially adversely affected. At the present time, we purchase our supply of modification agent used in NPCC production exclusively from two suppliers. If these two suppliers are unwilling or unable to provide us with the modification agent we require in sufficient quantities and at acceptable prices, we would have to resort to our research and development center or alternative suppliers for modification agent supply. We cannot assure you that our research and development center would be able to make modification agent in a timely manner and in sufficient quantities or if alternative suppliers would be able to provide modification agent at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could adversely affect our business operations.

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

Expansion of our business may put added pressure on our management and operational infrastructure and we may not be able to meet increased demand for our NPCC products, adversely affecting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing NPCC products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	the continued acceptance of our NPCC products by the tire, PVC building materials and other industries;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the cost associated with such growth, which is difficult to quantify, but could be significant;

•	rapid technological change;

•	continued R&D efforts; and

•	the highly competitive nature of the NPCC industry.

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

Our business depends substantially on the continuing efforts of our executive officers, research personnel and other key personnel, and our business may be severely disrupted if we lose their services. We depend on key members of our management team, research personnel and other key personnel. We do not maintain key employee insurance. If one or more of our executive officers and other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. Each of our executive officers, key research personnel and marketing managers has either entered into a confidentiality and non-competition agreement with us or is subject to confidentiality and non-competition obligations under their employment agreements with us. However, if any disputes arise between our executive officers, key research personnel and marketing managers and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, the extent to which any of these agreements could be enforced in China, where all of our executive officers reside and hold substantially all of their assets. See “—Risks Related to Doing Business in China—Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.”

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

We may not be able to obtain the consent of Tsinghua University for the use of the membrane-dispersion patent by any future subsidiaries. Pursuant to an agreement with Tsinghua University, our Tai’an and Shaanxi NPCC facilities have the right to use a membrane-dispersion patent jointly held by Tsinghua University and us, and any third party use of the patent is prohibited without the prior consent of Tsinghua University. In the event that any future subsidiary, including our new capacity to be built in addition to the existing 10,000 metric tons of capacity in Chaodong, Anhui province, desires to use the membrane-dispersion patent, we will be required to enter into additional fee arrangements with Tsinghua University. However, we cannot assure you that we will be able to enter into such arrangements with Tsinghua University allowing the use by such future subsidiaries of the membrane-dispersion patent under terms and conditions acceptable to us.

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

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share. In China, the chemical industry is undergoing increasing regulations as environmental awareness increases in China and our manufacturing facilities are subject to various pollution control laws and regulations which include Environmental Protection Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, Implementation Rules of the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on the Prevention and Control of Air Pollution, Safety Administration Regulations for Hazardous Chemicals, the Law of the PRC on the Prevention and Control of Solid Waste Pollution, and the Law of the PRC on the Prevention and Control of Noise Pollution. The trend is that the Chinese government toughens its regulations and penalties for violations of environmental regulations. New regulatory actions are constantly changing our industry. Although we believe we have complied with applicable government regulations in all material aspects, there is no assurance that we will be able to do so in the future.

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

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the annual rates of inflation in China have increased. Expansion and inflation have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Higher inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the end market for our products. In addition, due to the tightening of credit, we may have difficulties in securing funding from financial institutions in China, which could adversely affect our operations.

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

We may be treated as a resident enterprise for PRC tax purposes, under the Enterprise Income Tax Law and its implementing rules which became effective on January 1, 2008, and may subject to PRC income tax on our worldwide income and we may have to withhold PRC withholding tax for any dividends or interest we pay to our non-PRC corporate stockholders or noteholders. Under the Enterprise Income Tax Law of the People’s Republic of China, or the EIT Law, and its implementing rules, all domestic and foreign investment companies in China are subject to a uniform enterprise income tax at the rate of 25%. In addition, dividends from domestic companies to their foreign corporate stockholders are subject to withholding tax at a rate of 10%, if the foreign investors are considered non-resident enterprises without any establishment or place of operation within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a lower withholding tax rate. Moreover, under the EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC are treated as resident enterprises for PRC tax purposes. Under the implementing rules of the EIT Law, “de facto management body” is defined as a body that has material and overall management and control over the business, personnel, accounts and properties of an enterprise. Because all of our management is currently based in China, we may be considered as a PRC resident enterprise.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC EIT Law purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. The impact of the imposition of enterprise income tax will be mitigated to the extent we can obtain a foreign tax credit for such taxes against our U.S. income tax liability on such income. Finally, it is possible that the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends or interest we pay to our non-PRC corporate stockholders or noteholders and with respect to gains derived by our non-PRC corporate stockholders or noteholders from transferring our shares or our convertible notes.

Our business benefits from certain PRC government incentives. Expiration of or changes to, these incentives could have a material adverse effect on our results of operations. In accordance with the former PRC Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises and the related implementing rules, and as approved by the relevant tax authorities, some of our PRC subsidiaries were subject to an effective enterprise income tax rate of 15% and a local income tax rate of 1.5% for 2007. Under approvals issued by the tax authorities and the transitional arrangements under the EIT Law and its relevant regulations, Shandong Haize Nanomaterials Co., Ltd. and Shandong Bangsheng Chemical Co., Ltd. were exempted from income tax for 2005 and 2006, were taxed at a reduced rate of 16.5% for 2007, and were taxed at 12.5% for 2008 and 2009; and Shaanxi Haize Nanomaterials Co., Ltd. was exempted from income tax for 2006 and 2007, and is taxed at a reduced rate of 12.5% from 2008 to 2010. As these tax incentives expire, our PRC subsidiaries income tax rate will increase significantly, and any increase of our PRC subsidiaries’ income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

The EIT Law provides a unified enterprise tax rate of 25% and unifies tax deduction standards are applied equally to both domestic-invested enterprises and foreign invested enterprises such as our PRC subsidiaries. The EIT Law and its relevant regulations provide a five-year transition period starting from January 1, 2008 for enterprises which were established prior to March 16, 2007. On December 26, 2007, the State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives, or Circular 39. Pursuant to Circular 39, foreign invested enterprises established prior to March 16, 2007 and eligible for certain preferential tax treatments, such as our PRC subsidiaries, continue to enjoy the preferential tax treatments in the manner and during the periods as former laws and administrative regulations provided until such periods expire. The unified income tax rate of 25% will be applied to our PRC subsidiaries after the expiration of the above-mentioned periods of preferential tax treatments. While the EIT Law equalizes the tax rate for foreign invested enterprises and domestic companies, preferential tax treatments continue to be given to companies in certain encouraged sectors and to those classified as high technology companies enjoying special support from the state. We cannot assure you that our PRC subsidiaries who enjoyed/is enjoying their respective tax holidays will continue to qualify for any preferential tax treatment after the transitional period provided by the EIT Law and its relevant regulations, which could result in a decrease in our profits. Any increase in our effective tax rate as a result of the above may adversely affect our operating results.

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

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. If our PRC subsidiaries fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on its business. Under PRC individual income tax law, our PRC subsidiaries are obligated to withhold and pay individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. Our PRC subsidiaries may be subject to certain sanctions and other liabilities under the PRC tax rules and regulations in case of failure to withhold and pay individual income taxes for their employees in accordance with the applicable law and regulations. Sales commission is a component of the salary of NPCC salesmen and we do not currently deduct or withdraw individual income tax for this portion of the salary. Although we have not received any notice or penalty from PRC tax authorities, we cannot assure you that such notice or penalty will not occur in the future. We have subsequently established relevant tax withholding policies and we believe that such taxes will be effectively withheld in 2010.

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

If our executive officers, directors and principal stockholders choose to act together, they will be able to exert significant influence over us and our significant corporate decisions and may act in a manner that advances their best interests and not necessarily those of other stockholders. Our executive officers, directors, and beneficial owners of 5% or more of our outstanding common stock and their affiliates will beneficially own approximately 48.1% of our outstanding common stock. As a result, these persons, acting together, will have the ability to influence significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including investors, by, among other things:

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

For the year ended December 31, 2009, net cash inflow from operating activities of continuing operations was US$28.0 million. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing existing indebtedness or seeking equity capital. These strategies, if implemented, may not be instituted on satisfactory terms. Any of these constraints upon us could materially and adversely affect our ability to satisfy our obligations under our 6.0% convertible senior notes due 2018.

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

The market price for our shares may be volatile. The market price of our shares experienced, and may continue to experience, significant volatility. For the period from December 31, 2008 to December 31, 2009, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$2.52 per share to a high of US$7.20 per share. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

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

Risks Related To Our 6.0% Convertible Senior Notes Due 2018

The notes are unsecured, are effectively subordinated to all of our existing and future secured indebtedness and are structurally subordinated to all liabilities of our subsidiaries, including trade payables. The notes are unsecured, are effectively subordinated to all of our existing and future secured indebtedness, to the extent of the assets securing such indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables. As of December 31, 2009, our subsidiaries had no short-term bank borrowings or long-term bank borrowings to which the notes would be structurally subordinated. All of our operations are conducted through our subsidiaries. None of our subsidiaries has guaranteed or otherwise become obligated with respect to the notes. Our right to receive assets from any of our subsidiaries upon its liquidation or reorganization, and the right of holders of the notes to participate in those assets, is structurally subordinated to claims of that subsidiary’s creditors, including trade creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us. Furthermore, none of our subsidiaries is under any obligation to make payments to us, and any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on the notes.

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

On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing the Company to cease the production of the current products of our Bangsheng Chemical Facility in Tai’an City due to the close proximity of the facility to residential and non-manufacturing business properties. In accordance with the Tai’an City Government’s relocation notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008. In December 2009, the Company committed to a plan to sell all of the Bangsheng Chemical Facility operating assets, primarily plant equipment and inventory, and discontinued the Bangsheng coal-based chemical operations.

In August 2006, Shandong Shengda Technology completed the construction of a NPCC manufacturing facility with approximately 251,285 square meters in Xianyang City, Shaanxi Province, China. The designed capacity for this facility is 60,000 metric tons of NPCC in the first phase. In July 2007, we completed an additional 40,000 tons of capacity in the second phase. We added an additional 60,000 tons of capacity in the second quarter of 2008. In August 2009, we completed the first phase construction of our NPCC facility in Zibo, Shandong on approximately 234,487 square meters in the Zibo High-Tech Development Zone in Zibo, Shandong Province with a total projected capacity of 240,000 metric tons.

In August 2009, we, through our wholly-owned subsidiary Faith Bloom Limited, entered into an Equity Transfer Agreement with Anhui Chaodong Cement Co., Ltd., a company incorporated under the laws of the People’s Republic of China, pursuant to which Faith Bloom acquired the entire equity of Chaodong, a PRC company and wholly-owned subsidiary of Anhui Chaodong Cement Co., Ltd. Chaodong was an inactive manufacturer of nano precipitated calcium carbonate, and its assets include mining rights to reserves of 13.2 million tons of limestone and existing buildings and equipment. The acquisition was approved by the Chinese government in November 2009. Anhui Chaodong Cement Co., Ltd. and Chaodong has an annual capacity of 10,000 metric tons. In connection with the acquisition of Chaodong, in August 2009, we, through Faith Bloom Limited entered into a Project Investment Contract with the local government of Hanshan County, Anhui Province, People’s Republic of China. Pursuant to this agreement, we anticipate investing RMB 1,200,000,000 (approximately $175.7 million) in several phases by 2013, which includes an investment in a new NPCC project that has the capacity to manufacture 200,000 tons of NPCC per year and the purchase of land-use rights for approximately 341,335 square meters (approximately 84.35 acres) of land. This agreement is currently under government review and is subject to governmental approval. In addition to the investment per this agreement, the Company also agreed to purchase the land-use rights for approximately 66,767 square meters (16.5 acres) of land from the local government for Chaodong, which is subject to the approval of the local government. Such approval will require administrative procedures including a public bidding to establish the transaction price. These agreements are investment plans and are not contractually binding until key elements of contract terms such as transaction prices and specific payment schedules are fully agreed upon and evidenced by execution of agreements.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, And Issuer Purchases Of Equity Securities

MARKET PRICE INFORMATION

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “SDTH” since January 31, 2008. This was after our common stock had been quoted on the NASDAQ Capital Market under the symbol “SDTH” since May 24, 2007. There was no public trading activity in our shares during the two fiscal years through March 31, 2006. From March 31, 2006 to May 24, 2007 there was some minimal trading activity in our shares. The following table provides the high and low sales prices for our common stock for years 2008 and 2009.

Year ending December 31, 2008	High	Low
First Quarter	$15.57	$7.01
Second Quarter	$10.60	$7.43
Third Quarter	$10.49	$6.00
Fourth Quarter	$7.15	$2.67

Year ending December 31, 2009	High	Low
First Quarter	$4.29	$2.52
Second Quarter	$4.78	$3.05
Third Quarter	$7.20	$3.86
Fourth Quarter	$7.19	$5.31

Year ending December 31, 2010	High	Low
First Quarter (until March 12)	$7.05	$5.30

On March 12, 2010, the last reported sale price of our common stock on The NASDAQ Global Select Market was $6.87 per share.

Shareholders

As of March 12, 2010, we had 54,202,036 outstanding shares of common stock held by approximately 310 shareholders of record.

Recent Sales of Unregistered Securities

None.

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

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006	2007	2008	2009
ASSETS
Current assets:
Cash	$10,749,300	$34,684,142	$26,366,568	$114,287,073	$115,978,763
Accounts receivable	2,583,881	4,115,538	6,075,371	6,806,066	4,600,722
Inventories	253,104	909,493	1,074,820	2,310,995	2,018,283
Due from related parties	-	1,601	1,712	-	-
Prepaid expenses and other receivables	1,314,640	1,028,499	2,262,872	510,825	3,947,086
Income tax refund receivable	-	-	-	-	1,455,906
Current assets of discontinued operations	6,476,727	2,716,399	2,695,151	962,942	801,983
Assets held for sale	-	-	-	-	1,718,475
Total current assets	21,377,652	43,455,672	38,476,494	124,877,901	130,521,218

Property, plant and equipment, net	4,216,158	18,288,002	56,623,334	98,344,722	123,099,860
Land use rights	-	-	124,028	15,710,333	15,432,743
Intangible assets	-	-	-	-	280,329
Debt issuance costs	-	-	-	3,096,073	1,720,209
Non-current assets of discontinued operations	4,363,518	5,285,677	5,720,082	1,777,800	-
Total assets	$29,957,328	$67,029,351	$100,943,938	$243,806,829	$271,054,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$400,542	$1,211,485	$2,996,020	$4,493,551	$3,998,532
Accrued expenses and other payables	721,677	1,076,408	2,848,308	4,342,006	4,737,356
Income taxes payable	195,859	564,151	5,869	1,588,895	60,573
Due to related parties	193,150	2,852,885	633,638	1,737,404	1,572,427
Payable for acquisition	-	-	-	-	3,803,060
Current liabilities of discontinued operations	3,673,512	4,195,158	5,456,918	14,912	42,068
Total current liabilities	5,184,740	9,900,087	11,940,753	12,176,768	14,214,016

Long-term convertible notes	-	-	-	77,926,310	79,298,539
Non-current income taxes payable	-	-	-	974,131	1,598,237
Note payable to related party	-	-	-	-	601,631
Net deferred income tax liabilities	-	-	-	5,387,262	4,443,810
Non-current liabilities of discontinued operations	-	-	-	293,977	294,708
Total liabilities	5,184,740	9,900,087	11,940,753	96,758,448	100,450,941

Total shareholders' equity	24,772,588	57,129,264	89,003,185	147,048,381	170,603,418
Total liabilities and shareholders' equity	$29,957,328	$67,029,351	$100,943,938	$243,806,829	$271,054,359

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2006	2007	2008	2009

Net sales	$14,613,733	$22,007,814	$46,721,673	$82,419,689	$102,121,804
Cost of goods sold	9,264,339	13,297,976	26,812,587	48,316,242	60,218,310
Gross profit	5,349,394	8,709,838	19,909,086	34,103,447	41,903,494

Operating expenses:
Selling	796,074	1,181,341	1,680,259	2,438,908	2,103,822
General and administrative	426,339	2,110,956	2,658,806	3,074,051	5,669,923
Total operating expenses	1,222,413	3,292,297	4,339,065	5,512,959	7,773,745
Operating income	4,126,981	5,417,541	15,570,021	28,590,488	34,129,749
Other income (expense):
Interest income	8,474	47,654	94,643	132,423	685,858
Interest expense	-	-	-	(7,456,418)	(10,662,252)
Gain on extinguishment of long-term convertible notes	-	-	-	5,511,487	1,624,844
Gain on bargain purchase	-	-	-	-	619,466
Other expense, net	-	(72,690)	(12,094)	(51,604)	(121,976)
Other income (expense), net	8,474	(25,036)	82,549	(1,864,112)	(7,854,060)
Income from continuing operations before income taxes	4,135,455	5,392,505	15,652,570	26,726,376	26,275,689
Income tax expense	-	-	450,347	3,705,669	2,721,532
Income from continuing operations	4,135,455	5,392,505	15,202,223	23,020,707	23,554,157
Income (Loss) from discontinued operations, net of taxes	11,827,016	12,134,143	11,828,122	13,007,595	(449,550)
Net Income	$15,962,471	$17,526,648	$27,030,345	$36,028,302	$23,104,607

Basic Earnings per share:
Income from continuing operations	$0.07	$0.11	$0.28	$0.42	$0.43
Income (Loss) from discontinued operations	$0.18	$0.23	$0.22	$0.24	(0.00)
Net income per share	$0.25	$0.34	$0.50	$0.66	$0.43
Diluted Earnings per share:
Income from continuing operations	$0.07	$0.11	$0.28	$0.39	$0.43
Income (Loss) from discontinued operations	$0.18	$0.23	$0.22	$0.21	(0.00)
Net income per share	$0.25	$0.34	$0.50	$0.60	$0.43
Weighted average shares outstanding:
Basic	64,455,210	51,900,641	54,107,408	54,202,036	54,202,036
Diluted	64,455,210	52,022,801	54,188,410	62,205,660	54,204,923

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows.

Overview

We are a leading and fast growing Chinese manufacturer of specialty additives. Our nano-precipitated calcium carbonate (NPCC) products are used as functional additives in various products due to their special chemical and physical attributes. As a market leader of high-grade NPCC products, we use advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries.

Prior to November 2008, we also manufactured, marketed and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol and melamine via our Bangsheng Chemical Facility. We marketed and sold coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.  On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing Bangsheng Chemical Facility, our coal-based chemical facility in Tai’an City, to cease production due to the close proximity of our facility to residential and non-manufacturing business properties.  In accordance with the Tai’an City Government’s notice, we ceased production at our Bangsheng Chemical Facility on October 31, 2008. As a result, we recorded an impairment charge of approximately $3.9 million for Bangsheng Chemical Facility equipment in the fourth quarter of 2008. We do not believe there is additional impairment of assets in 2009. In December 2009, the Company decided to sell all of its operating assets and inventories at the Bangsheng Chemical Facility. Although we discontinued the Bangsheng coal-based chemical operations, the Company is currently seeking other strategic opportunities in the chemical business.

Organization

ShengdaTech is incorporated in Nevada in the United States of America (“U.S.”).  ShengdaTech’s wholly-owned subsidiaries, Chaodong, Shandong Haize Nano Co., Ltd. (“Shandong Haize Nano”), Bangsheng Chemical, Shaanxi Haize Nano Co., Ltd. (“Shaanxi Haize Nano”), and Zibo Jiaze Nano Material Ltd. (“Zibo Nano”) and collectively the “PRC operating subsidiaries” are established under the laws of the PRC.

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Chaodong.  Chaodong was an inactive manufacturer of NPCC products.

Our corporate structure is depicted in the following chart:

Net Sales

We derive our net sales from the sale of our NPCC products.

The most significant factors that directly or indirectly affect our sales are as follows:

•	Manufacturing capacity of NPCC;

•	Breakthroughs of R&D and applications of NPCC;

•	Pricing of our NPCC products;

•	Competitive landscape;

•	Industry demand; and

•	Exchange rate

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of December 31, 2008 and further to 250,000 metric tons as of December 31, 2009. Our Phase I NPCC facility in Zibo started production in late August 2009. The facility reached 90% capacity utilization at the end of 2009 and 100% capacity in January 2010. Our Anhui Facility is expected to achieve 10,000 metric tons of capacity in Q2 2010 after we complete certain repair and maintenance of the acquired facility and equipment and perform certain technological upgrades consistent with our Shandong facility. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers and attract new customers.

Breakthroughs of research and development and applications of NPCC. In conjunction with Tsinghua University, we successfully completed the development of the membrane-dispersion technology for NPCC production, which was officially granted a patent in November 2007. With the membrane-dispersion patent and the continuing efforts of our R&D department in developing new NPCC products for applications in different industries, we believe that we will maintain our leading position in technology for the NPCC market in China.

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

Industry demand. Our business and sales of product growth depends on industry demand for NPCC. The downstream industries we supply are the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries. Given the diverse application of our NPCC products and the development of our R&D pipeline for new end markets, we believe that our business is well positioned for continued growth.

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

Cost of Goods Sold

Cost of goods sold for NPCC consists primarily of (a) consumption of raw materials and auxiliary raw materials (b) use of water and electricity (c) machinery depreciation and (d) workers’ salaries.

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

Transporting, supply, and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee (the “Management Committee”). The Management Committee will sell to us sources of good quality limestone, with the sale and transfer of the mining rights to the Company to be completed within 12 months. As of December 31, 2009, granting of mining rights to the Company in Zibo is still under review of the Management Committee. In addition, the acquisition of Chaodong on December 11, 2009 included approximately two years limestone mining rights. We have not yet obtained the final reserve report of the limestone in 2009. We are applying for the extension of mining rights with the PRC government. If the application is approved, another thirty years of mining rights will be granted. In addition, we have entered into a Project Investment Agreement with the government of Hanshan County, Anhui Province, which also includes the exclusive mining rights up to 60 million metric tons of good quality limestone. The access to the limestone guarantees our requirement for the high quality materials and satisfies our expansion needs.

Availability and price of coal. Coal is used in the production of our NPCC products as a key fuel for the calcination of limestone. Coal is approximately 38% of our total cost of goods.  We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Average coal price has fluctuated through out the periods, increasing from approximately $145 per metric ton for 2008 to approximately $151 per metric ton for 2009.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC, and it is currently supplied by the local government. The price of electricity for the NPCC industry remained fairly consistent at $0.08/kwh for 2008 and 2009.

Exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is the RMB while our financial statements are expressed in USD, which is the functional currency of ShengdaTech, Inc. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

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

Critical Accounting Policies and Estimates

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our significant accounting policies are set forth in detail in Note 2 to our consolidated financial statements included elsewhere in this annual report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client (except for our exported products, for which title transfers at the customer’s port), risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied.  We sell all products to end users and recognize revenues, net of sales rebates and taxes, when the products are shipped. We have no post-delivery obligations on our products sold.

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

Business combination - The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined. Measurement of fair value and useful lives are based to a large extent on anticipated cash flows. If actual cash flows vary from those used in calculating fair values, this may significantly affect the Company’s future results of operations. Factors that may affect the assumptions regarding future cash flows: long-term sales forecasts and anticipation of selling price erosion due to excessive capacities and competition. For significant acquisitions, the purchase price allocation is carried out with assistance from independent third-party valuation specialists. The valuations are based on information available at the acquisition date.

Results of operations

Continuing Operation —Comparison for the Years ended December 31, 2008 and 2009

Sales of Products

	For the Years Ended December 31,
	2008		2009		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Net sales-NPCC	82,419,689	100.0	102,121,804	100.0	19,702,115	23.9

For the year ended December 31, 2009, sales increased by $19,702,115 or 23.9% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was mainly due to an increase in sales volume of 32,684 metric tons that resulted from increasing market demand during the year ended December 31, 2009. In addition, the average selling price for the year ended December 31, 2009 was approximately $481.7 per metric ton, an increase of $22.0 per metric ton from an average selling price of $459.7 per metric ton for the year ended December 31, 2008. The increase in our average selling price was due primarily to changes in our pricing strategy and in our product mix based on market demands. For the year ended December 31, 2009, our sales for plastic, adhesive and latex applications increased by $15,972,617, $3,523,549, and $873,377, respectively, compared to the year ended December 31, 2008. Our sales for rubber, paper, paint and ink applications for the year ended December 31, 2009 remained stable compared to the year ended December 31, 2008.

Cost of Goods Sold and Gross Profit

	For the Years Ended December 31,
	2008		2009		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Cost of Goods Sold-NPCC	48,316,242	58.6	60,218,310	59.0	11,902,068	24.6

Gross Profit-NPCC	34,103,447	41.4	41,903,494	41.0	7,800,047	22.9

The cost of goods sold increased by $11,902,068 or 24.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008.

The gross margin decreased slightly by 0.4%, from 41.4% for the year ended December 31, 2008 to 41.0% for the year ended December 31, 2009. An increase in sales volume and the average selling price in the current period were offset by an increase in major raw material costs. The initial production start-up costs at our Zibo NPCC Facility for the first several months after the August 2009 production launch had a negative impact on our gross margin for the year ended December 31, 2009.

Operating Expenses

	For the Years Ended December 31,
	2008		2009		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Expenses
Selling expenses	2,438,908	3.0	2,103,822	2.0	(335,086)	(13.7)
General and administrative expenses	3,074,051	3.7	5,669,923	5. 6	2,595,872	84.4
Total Operating expenses	5,512,959	6.7	7,773,745	7.6	2,260,786	41.0

Selling expenses decreased by $335,086, or 13.7%, for the year ended December 31, 2009 compared to the prior year. This decrease was mainly due to a decrease of approximately $572,126 that resulted from a change in our NPCC staff commission policy to lower commission rates from 3.0% to 1.6% effective January 1, 2009, which was partially offset by an increase of $237,040 in office expenses, salary and welfare expenses.

General and administrative expenses increased by $2,595,872 or 84.4% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was mainly due to an increase in our professional services costs of $1,223,579 associated with accounting and auditing and other professional expenses; an increase in our payroll costs associated with executive compensation of $656,005; an increase in research and development expenses of $214,510, an additional amortization charge for land use rights and related property tax expenses for our new Zibo, Shandong facility of $212,636 and $141,724 respectively, and an increase of $147,418 in other miscellaneous expenses.

Operating Income and Income from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2008		2009		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Income	28,590,488	34.7	34,129,749	33.4	5,539,261	19.4
Interest income	132,423	0.2	685,858	0.7	553,435	417.9
Gain on extinguishment of long-term convertible notes	5,511,487	6.7	1,624,844	1.6	(3,886,643)	(70.5)
Other expenses	(51,604)	(0.1)	(121,976)	(0.1)	(70,372)	136.4
Gain on bargain purchase	-	-	619,466	0.6	619,466	-
Interest expense	(7,456,418)	(9.0)	(10,662,252)	(10.4)	(3,205,834)	(43.0)
Income from Continuing operations before income taxes	26,726,376	32.4	26,275,689	25.7	(450,687)	(1.7)
Income tax expense	3,705,669	4.5	2,721,532	2.7	(984,137)	(26.6)

Operating income increased by $5,539,261 or 19.4% for the year ended December 31, 2009, compared to the year ended December 31, 2008.

Interest income for the year ended December 31, 2009 increased by $553,435 compared to the year ended December 31, 2008, which was mainly due to an increased average cash balance as a result of the proceeds from the issuance of convertible notes in May 2008.

Interest expense, related primarily to our convertible notes, was $10,635,500 for the year ended December 31, 2009.  Interest expense included $5,447,649 contractual coupon interest on convertible notes, $1,217,755 amortization of debt issuance costs, and $5,690,927 amortization of debt discount. Interest expense was reduced by $1,720,831 interest cost capitalized during the year ended December 31, 2009. Our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the year using the effective interest method.

During the first quarter of 2009, we recorded a gain on extinguishment of debt of $1,624,844 due to the repurchase of the convertible notes with an aggregate principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144 through privately negotiated transactions.  The difference of $1,062,411 was allocated to debt issuance cost and the discount on the convertible notes in an amount of $158,109 and $904,302 respectively.  We did not repurchase any additional convertible notes during the remaining year of 2009. The Company is not actively seeking to repurchase additional convertible notes and has no plan for early termination of the convertible notes.

On December 11, 2009, we completed our acquisition of Chaodong and recognized a gain on bargain purchase of $619,466. The company was able to acquire Chaodong with a bargain purchase price due to the fact that  the seller planned to focus on its core business of manufacturing cement and that the seller has experienced difficulty in selling the business in the market as all equipment used by the business was specifically built to fit ultra gravity technology system needs. We are one of the very few potential buyers that have the technology, human resources, research and development expertise, and sales and marketing capabilities to operate the business. Prior to recording a gain, the Company reassessed whether all acquired assets and all liabilities assumed have been identified and performed re-measurements to verify that the consideration paid and assets acquired have been properly valued and recorded based on information available to the Company.

Our effective income tax rate decreased from 13.9% for the year ended December 31, 2008 to 10.3% for the year ended December 31, 2009 due primarily to the effect of the PRC income tax holiday, which amounted to $3,673,625 and $4,385,137, respectively.

Discontinued Operations—Comparison for the Years ended December 31, 2008 and 2009

In December 2009, the Company decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. The facility ceased production at the end of October 2008. Our Bangsheng Chemical Facility operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the years ended December 31, 2009 and 2008 is as follows:

	For the Years Ended December 31,
	2008		2009		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Net Sales	67,007,450	100.0	295,899	100.0	(66,711,551)	(99.6)
Gross profit	21,020,951	31.4	-	-	(21,020,951)	(100.0)
Impairment of property, plant and equipment	3,931,253	5.9	-	-	(3,931,253)	(100.0)
Income /(Loss) from discontinued operations before income taxes	15,758,189	23.5	(449,550)	(151.9)	(16,207,739)	(102.9)
Income tax expense	2,750,594	4.1	-	-	(2,750,594)	(100.0)

The net sales for the year ended December 31, 2009 of $295,899 came from sale of Bangsheng Chemical Facility’s residual coal inventory after it ceased operations at the end of October 2008. The results of the discontinued operations for the year ended December 31, 2008 include the normal business activity of our Bangsheng Chemical production until its cessation of production on October 31, 2008.

Due to the cessation of production at our Bangsheng Chemical Facility, the carrying amount of the plant equipment was reduced to the fair value based on estimated selling price in the used equipment market. This resulted in an impairment loss of fixed asset of $3,931,253 for the year ended December 31, 2008. We assessed our Bangsheng Chemical Facility equipment in 2009 based on estimated selling price in the used equipment market and determined no further impairment of loss of fixed asset is required for the year ended December 31, 2009.

We did not have income tax expense for the discontinued operations for the year ended December 31, 2009 due to our loss position during the year. The effective income tax rate for 2008 was approximately 17.4%.

Continuing Operation—Comparison for the Years ended December 31, 2007 and 2008

Sales of Products

	For the Years Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Net sales-NPCC	46,721,673	100.0	82,419,689	100.0	35,698,016	76.4

The increase in net sales from our NPCC business was $35,698,016 or 76.4% for the year ended December 31, 2008 compared to the prior year. The increase was mainly due to the increase of sales volume and price by 60,062 metric tons and $74.8 per metric ton, respectively as a result of our capacity expansion and increase in demand.

Cost of Goods Sold and Gross Profit

	For the Years Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Cost of Goods Sold-NPCC	26,812,587	57.4	48,316,242	58.6	21,503,655	80.2

Gross Profit-NPCC	19,909,086	42.6	34,103,447	41.4	14,194,361	71.3

The cost of goods sold for our NPCC business increased by $21,503,655 or 80.2% for the year ended December 31, 2008 compared to the prior year. This increase was mainly due to (i) an additional $16,092,246 because of increased sales volume as a result of our NPCC capacity expansion; (ii) an additional $5,411,409 from the increase in the production cost of $93.2 per metric ton as the result of the increase in the price of raw materials.

Our gross margin of NPCC decreased from 42.6% to 41.4%. This was mainly due to an increase in the average products cost of $46.4 per metric ton as the result of the price increase of anthracite and soft coal by $60.6 and $32.5, respectively. However, there was an increase of gross profit of $14,194,361 or 71.3% due to the increase in sales volume.

Operating Expenses

	For the Years Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Expenses
Selling expenses	1,680,259	3.6	2,438,908	3.0	758,649	45.2
General and administrative expenses	2,658,806	5.7	3,074,051	3.7	415,245	15.6
Total Operating expenses	4,339,065	9.3	5,512,959	6.7	1,173,894	27.1

Selling expenses increased by $758,649, or 45.2%, for the year ended December 31, 2008 compared to the prior year. The main reasons were (1) sales staff commission increased by $747,657 as a result of the increase of sales; (2) running expenses such as salary expenses, office expenses and traveling expenses increased by $10,992.

General and administrative expense increased by $415,245 or 15.6% for the year ended December 31, 2008 compared to the prior year. The main reasons were (1) an increase of taxes of $85,894 paid in the form of land use tax to the government as the result of the establishment of our Zibo NPCC facility; (2) an increase of $256,648 in depreciation charge for our R&D Center and an amortization charge of $101,440 for land use rights for Zibo; (3) an increase of $47,064 in salary expenses; (4) an increase of $100,542 in R&D expenses; (5) an decrease in our professional service fee of $155,477 due to partial allocation to Bangsheng Chemical Facility since 2008; (6) a decrease of $20,866 in the running expenses, such as office expenses, traveling expenses and entertainment expenses.

Operating Income and Income from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Income	15,570,021	33.3	28,590,488	34.7	13,020,467	83.6
Interest income	94,643	0.2	132,423	0.2	37,780	39.9
Gain on extinguishment of long-term convertible notes	-	-	5,511,487	6.7	5,511,487	-
Other expenses	(12,094)	(0.0)	(51,604)	(0.1)	(39,510)	326.7
Interest expense	-	-	(7,456,418)	(9.1)	(7,456,418)	-
Income from Continuing operations before income taxes	15,652,570	33.5	26,726,376	32.4	11,073,806	70.7
Income tax expense	450,347	1.0	3,705,669	4.5	3,255,322	722.8

Interest income for the year ended December 31, 2008 increased by $37,780 or 39.9%, which was mainly due to the increase of average cash balance from the proceeds of convertible note in May 2008.

Gain on extinguishment of long-term convertible notes for the year ended December 31, 2008 was $5,511,487, as a result of our repurchase of $19.8 million face amount of our convertible notes.

Other expense for the year ended December 31, 2008 increased by $39,510, which was mainly to the increase in foreign exchange currency losses arising from our overseas sales.

Interest expense related primarily to our convertible notes was $7,456,418 for the year ended December 31, 2008.  Interest expense included $3,963,167 contractual coupon interest on convertible notes, $861,877 amortization of debt issuance costs, and $3,282,469 amortization of debt discount. The interest expense was reduced by $651,095 for interest cost capitalized during the year ended December 31, 2008. Our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the year using the effective interest method.

Our effective income tax rate increased to 13.9% for the year ended December 31, 2008 from 2.9% for the year ended December 31, 2007 due to (1) the Company had an  income in the United States for the year ended December 31, 2008 at a rate of 34% while nil income for the year ended December 31, 2007; (2) higher tax holiday rates for the PRC entities for the year ended December 31, 2007 as compared to the year ended December 31, 2008.

Discontinued Operations— Comparison for the Years ended December 31, 2007 and 2008

In December 2009, the Company decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventories. The facility ceased production at the end of October 2008. Our Bangsheng Chemical operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the year ended December 31, 2008 and 2007 is as follows:

	For the Years Ended December 31,
	2007		2008		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Net Sales	53,933,120	100.0	67,007,450	100.0	13,074,330	24.2
Gross profit	14,650,869	27.2	21,020,951	31.4	6,370,082	43.5
Impairment of property, plant and equipment	-	-	3,931,253	5.9	3,931,253	-
Income from discontinued operations before income taxes	14,165,415	26.3	15,758,189	23.5	1,592,774	11.2
Income tax expense	2,337,293	4.3	2,750,594	4.1	413,301	17.7

Sales of our coal-based chemical business products increased by $13,074,330, or 24.2%, for the year ended December 31, 2008 compared to the prior year. The increase was mainly due to (1) additional revenue of $5,579,085 as a result of the increased price of ammonium bicarbonate by $35.5 per metric ton, which was partially offset by the decreased sales volume by 28,588 metric tons; (2) additional revenue of $1,150,553 as a result of the increased price of methanol by $111.6 per metric ton, which was partially offset by decreased sales volume of 6,376 metric tons; (3) additional revenue of $5,919,751 as a result of the increased price of liquid ammonia by $144.3 per metric ton, which was partially offset by decreased sales volume of 14,160 metric tons; (4)additional revenue of $4,617 as a result of the increased price of ammonia by $16.3 per metric ton, which was partially offset by decreased sales volume of 93 tons; (5) additional revenue of $543,401 as a result of the increased price of melamine by $262.9per metric ton, which was offset by the decreased sales volume by 1,443 tons. The decreases in sales volume was due to the fact that our Bangsheng Chemical Facility was mandated to stop production in October 2008 as it was located in designated residential and non-manufacturing business zones based on the local government’s enhanced urban safety and environment standard.

The gross margin of our coal-based chemical business increased by 43.5% (or $6,370,082 in gross profit), from 27.2% to 31.4%, which was mainly due to the increase in the sales price of chemical products which was partly offset by the increase in the prices of raw materials.

Due to the cessation of production at our Bangsheng Chemical Facility, the carrying amount of the plant equipment was reduced to the fair value based on estimated selling price in the used equipment market. This resulted in an impairment loss of fixed asset of $3,931,253 for the year ended December 31, 2008.

Our effective income tax rate for the Bangsheng operations for the year ended December 31, 2007 and 2008 was consistent.

Liquidity and Capital Resources

	As of and for the Years ended December 31,
	2007	2008	2009

Cash	26,366,568	114,287,073	115,978,763
Accounts receivable, net	6,075,371	6,806,066	4,600,722
Working capital	26,535,741	112,701,133	114,588,727
Total cash provided by /(used in) continuing operations:
Cash provided by operating activities	16,886,666	25,505,205	27,978,434
Cash used in investing activities	(38,065,706)	(52,344,883)	(24,290,530)
Cash (used in) provided by financing activities	(1,995,105)	99,472,240	(1,934,114)
Net cash provided by /(used in) discontinued operations:	14,085,213	14,758,320	(141,432)

We believe, based on our current cash levels as well as the forecast operating cash flows of 2010, that we will have sufficient funds to finance our current operations for at least the next 12 months. However, we have also planned additional capital expenditures in the next 12 months to expand our business. We anticipate that these expenditures will be funded from working capital and financing activities. We believe that the capital expenditures may be influenced by changes and there is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash. Our cash was held for capital expenditures, strategic investment and working capital purposes. As of December 31, 2009, our cash balance was $115,978,763 as compared to $114,287,073 as of December 31, 2008.  The increase was primarily due to positive cash flow from operations partly offset with repurchase of convertible notes and investment in property, plant and equipment. We did not enter into investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. Accounts receivable turnover in days were 20 days in 2009, 28 days in 2008 and 38 days in 2007. We established a credit policy granting a 30-90 days credit term in 2009 to standardize customers. As of December 31, 2009, there was no overdue accounts receivable.

Working capital. Our working capital balance fluctuates from period to period, which is affected by our cash flow from operating activities. Working capital increased from $112,701,133 as of December 31, 2008 to $114,588,727 as of December 31, 2009 due to the increased cash flow from operating activities.

Cash flows from operating activities. Cash provided by operating activities primarily consists of our cash receipts from product sales and the effect of changes in working capital and other operating activities. A primary factor affecting our operating cash flow is the timing of the cash receipts of the proceeds from the sales of NPCC and payments to purchase raw materials. Cash provided by operating activities for the year ended December 31, 2009 increased to $27,978,434 from $25,505,205 for the year ended December 31, 2008 primarily because of our increased collection of proceeds from the products sold. Cash provided by operating activities for the year ended December 31, 2008 increased to $25,505,205 from $16,886,666 for the year ended December 31, 2007 because of increased production capacity of our NPCC facility. The acquisition consideration of $3,803,060 was paid in January 2010.

Cash used for investing activities for the year ended December 31, 2009 decreased to $24,290,530 from $52,344,883 for the year ended December 31, 2008; cash used for investing activities for the year ended December 31, 2008 increased to $52,344,883 from $38,065,706 for the year ended December 31, 2007. These changes in cash flows used for investing activities are primarily due to the timing of our capacity buildup activities during the three-year period. Phase III (60,000 Metric Tons) construction of our Shaanxi facility began in the beginning of 2008 and Phase I construction of our Zibo, Shandong facility began its 60,000 Metric Tons construction at the end of 2008. Construction of our Zibo, Shandong facility continued into 2009. The Zibo, Shandong facility was put into use at the end of August, 2009.

Cash provided by financing activities for the year ended December 31, 2009 was $1,934,114, which comprised mainly the $2,535,745 of cash paid for the repurchase of our convertible notes, offset by the issue $601,631 unsecured note payable to related parties. Cash provided by financing activities for the year ended December 31, 2008 was mainly attributable to $115,000,000 of cash received from the issuance of convertible notes, offset by cash paid for debt issuance costs of $5,859,663 and $9,890,000 cash paid for the repurchase of our convertible notes in November and December 2008. Cash used in financing activities for the year ended December 31, 2007 was $1,995,105, which was mainly due to repayment of loans with related parties.

Discontinued operations. There were minimum cash activities in the discontinued operations of our Bangsheng Chemical Facility during fiscal year 2009. Its cash balance decreased from $21,775,738 at the beginning of 2009 to $21,634,306 at the end of 2009. The decrease was mainly due to revenue of approximately $295,899 generated from the sales of residual coal inventory after it ceased operations in 2008 and the deposit interest of $78,452 earned, offset by remuneration payment of $111,332 to the security personnel, rental payments of $143,206 to Shengda Group, local income tax payments of $301,088 for fourth fiscal quarter of 2008 and payments for other miscellaneous expenses of $14,193.

Contractual Obligations

As of December 31, 2009

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	$-	$-	$-	$90,027,000	$90,027,000
Long-term convertible notes-interest	5,401,620	10,803,240	10,803,240	18,455,535	45,463,635
Operating leases	190,677	381,354	381,354	1,898,827	2,852,212
Capital commitment	386,792	-	-	-	386,792
Total	5,979,089	11,184,594	11,184,594	110,381,362	138,729,639

On June 1, 2011 and June 1, 2013, holders of the notes may require the Company to purchase all or a portion of the notes subject to certain conditions.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our cash and cash equivalents are held for working capital and for strategic investments and acquisition purposes and consist primarily of bank deposits. We do not enter into investments for trading or speculative purposes.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash as of December 31, 2009, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $826,231, in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $809,870 in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. As of December 31, 2009, we had no short-term borrowings. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. However, if we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 2.8% in 2006, 6.5% in 2007 and 5.9% in 2008. Because of the recent global economic crisis, the danger of inflation is subsiding. For example, in December 2009, the rate of inflation in China was only 1.9%.

Item 8. Financial Statements And Supplementary Data

Quarterly financial information is presented as follows:

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
Net Sales	$20,672,353	$26,018,533	$25,376,060	$30,054,858
Gross Profit	8,487,126	11,386,120	10,080,579	11,949,669
Income from continuing operations	5,353,792	6,630,891	4,848,391	6,721,083
(Loss) from discontinued operations	(78,152)	(95,726)	(217,980)	(57,692)
Net income	5,275,640	6,535,165	4,630,411	6,663,391
Basic Earning (Loss) per Common Share
Income from continuing operations	0.10	0.12	0.09	0.12
(Loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income per common share	0.10	0.12	0.09	0.12
Diluted Earnings per Common Share
Income from continuing operations	0.09	0.12	0.09	0.12
(Loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income per common share	0.09	0.12	0.09	0.12

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Net Sales	$13,424,531	$19,098,980	$25,526,971	$24,369,207
Gross Profit	5,511,619	7,782,246	10,799,455	10,010,127
Income from continuing operations	3,896,460	4,486,627	4,786,007	9,851,613
Income (loss) from discontinued operations	3,518,526	5,334,490	4,378,397	(223,818)
Net income	7,414,986	9,821,117	9,164,404	9,627,795
Basic Earning per Common Share
Income from continuing operations	0.07	0.08	0.09	0.18
Income (loss) from discontinued operations	0.07	0.10	0.08	(0.01)
Net income per common share	0.14	0.18	0.17	0.17
Diluted Earnings per Common Share
Income from continuing operations	0.07	0.08	0.09	0.12
Income (loss) from discontinued operations	0.07	0.10	0.08	(0.00)
Net income per common share	0.14	0.18	0.17	0.12

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Net Sales	$8,975,400	$10,828,104	$13,123,032	$13,795,137
Gross Profit	3,684,143	4,622,790	5,722,670	5,879,483
Income from continuing operations	2,770,631	3,599,068	4,626,658	4,205,866
Income from discontinued operations	2,635,997	2,433,819	3,184,602	3,573,704
Net income	5,406,628	6,032,887	7,811,260	7,779,570
Basic Earning per Common Share
Income from continuing operations	0.05	0.07	0.08	0.08
Income from discontinued operations	0.05	0.04	0.06	0.07
Net income per common share	0.10	0.11	0.14	0.15
Diluted Earnings per Common Share
Income from continuing operations	0.05	0.07	0.08	0.08
Income from discontinued operations	0.05	0.04	0.06	0.07
Net income per common share	0.10	0.11	0.14	0.15

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

There are no such reportable events as required by Item 304(b) of Regulation S-K.

Item 9A. Controls And Procedures

(a) Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Based on our evaluation of internal control over financial reporting as of December 31, 2009, management has determined that our internal control over financial reporting was effective.  We acquired Chaodong in December 2009, and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Chaodong’s internal control over financial reporting associated with total assets of $4,593,970 and nil revenue, which was included in the consolidated financial statements of the Company.  We also did not assess the effectiveness of the internal control over financial reporting of Chaodong.  The Company’s evaluation of the effectiveness of our internal control over financial reporting is based on the criteria established in COSO's Internal Control — Integrated Framework.

Our independent registered public accounting firm, KPMG has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, as stated in their report, which appears below.

(c) Changes in internal control over financial reporting.

As previously reported under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended September 30, 2009, management concluded that our internal control over financial reporting was not effective based on the material weaknesses identified in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Management has continued to work on remediation efforts since the filing of that report.

During the quarter ended December 31, 2009, changes in our internal control over financial reporting occurred related to the two previously reported material weaknesses as follows:

•
Management had concluded that for non-routine transactions and related disclosures, we did not maintain adequate policies and procedures and lacked personnel possessing adequate technical accounting expertise to ensure that those transactions are properly accounted for and disclosed in our consolidated financial statements. As of December 31, 2009, management has concluded that the severity of this previously reported material weakness has been sufficiently reduced and remediated such that the previously reported material weakness is no longer a material weakness. We have designed adequate policies and procedures and hired and trained enough technically-qualified personnel to properly account for and disclose non-routine transactions. In addition, as part of the 2009 period-end financial closing procedures, management utilized a monthly monitoring process. Based on these reviews, which are part of the control process, non-routine transactions and related disclosure controls are deemed to be operating effectively.

•
Management had concluded that we did not design and maintain effective policies and procedures to ensure adequate maintenance of tax records, timely reconciliation of income tax accounts and adequate analysis and review of deferred tax calculations. As a result, we did not maintain effective internal control over the accounting for income taxes and related financial statement disclosures. As of December 31, 2009, management has concluded that the severity of this previously reported material weakness has been sufficiently reduced and remediated such that the previously reported material weakness is no longer a material weakness. We have designed policies and procedures to ensure the maintenance of tax records, timely reconciliation of income tax accounts and adequate analysis and review of deferred tax calculations and hired qualified third party specialists to perform these procedures. In addition, as part of the 2009 period-end financial closing procedures, management utilized a monthly monitoring process. Based on these reviews, which are part of the control process, tax records, timely reconciliation of income tax accounts and adequate analysis and review of deferred tax calculations and related disclosure controls are deemed to be operating effectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ShengdaTech, Inc.:

We have audited ShengdaTech, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ShengdaTech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ShengdaTech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired Anhui Chaodong Nanomaterials Science and Technology Co., Ltd. (Chaodong) during 2009, and management excluded from its assessment of the effectiveness of ShengdaTech, Inc.’s internal control over financial reporting as of December 31, 2009, Chaodong’s internal control over financial reporting associated with total assets of $4,593,970 and nil revenue, included in the consolidated financial statements of the ShengdaTech, Inc. and subsidiaries  as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of ShengdaTech, Inc. also excluded an evaluation of the internal control over financial reporting of Chaodong.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ShengdaTech, Inc. and subsidiaries of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG
Hong Kong, China
March 15, 2010

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

Name	Age	Position
Xiangzhi Chen	48	President, Chief Executive Officer and Director
Andrew Weiwen Chen	42	Chief Financial Officer
Anhui Guo	40	Director and Chief Operating Officer
Dongquan Zhang	69	Director
A. Carl Mudd	66	Director
Sheldon B. Saidman	67	Director
Lei Du	31	President of Shandong Haize Nanomaterials Co., Ltd
Yong Zhao	37	President of Shaanxi Haize Nanomaterials Co., Ltd.
Gongbo Wang	32	President of Zibo Jiaze Nanomaterials Co., Ltd.
Zhendong Li	31	President of Chaodong Nanomaterials Science and Technology Co., Ltd.

Mr. Xiangzhi Chen has served as our chief executive officer, president and director since March 31, 2006. Mr. Chen is the founder of Faith Bloom and its subsidiaries and has served as their chairman and chief executive officer since the subsidiaries’ formation in 2001. He served as president of Shandong Shengda Technology Co., Ltd. from January 2003 to March 2009.  We believe Mr. Chen’s qualifications to serve on our board include his extensive knowledge of the Company as founder, Chairman, CEO, and President and his understanding and in-depth experience in dealing in the markets served.  In addition, we believe that his vision and progressive leadership will continue to positively influence the Company’s profitable revenue growth and corresponding profitability, and his background positions him to grow the Company both organically and by acquisition.

Mr. Andrew Weiwen Chen brings over 12 years of senior management experience in accounting, auditing, financial analysis and reporting for both public and private companies in China and the United States. From September 2008  to March 2009, Mr. Chen served as Chief Financial Officer at Trony Solar Holdings in Shenzhen, China, where he played a leading role in the completion of a $45 million private equity financing and supported the Company's future plans for an initial public offering ("IPO"). From July 2007 to August 2008, he also worked as Chief Financial Officer and vice president at China Nepstar Chain Drug Store Ltd., a NYSE-listed leading pharmacy chain in China, where he gained significant experience in Sarbanes Oxley ("SOX") implementation and maintenance, SEC reporting and disclosure, the IPO process and investor relations. From June 2000 to February 2007, Mr. Chen also served as Chief Financial Officer at YRC Worldwide Inc.'s China International Transportation Operations and as financial controller and senior auditor at Honeywell International Inc. in the United States and China. He began his accounting/finance career with PricewaterhouseCoopers in their New York and Atlanta offices. Mr. Chen holds a Master's degree in Accountancy and an MBA in Finance from the University of Alabama at Tuscaloosa, U.S. He also has a Bachelor of Arts degree from Xiamen University, China.

Ms. Anhui Guo has served as our chief operating officer since April 2009.  She had served as our chief financial officer from March 2006 to April 2009, has served as our vice president and treasurer since March 31, 2006 and as director since February 23, 2007. Ms. Guo has served as chief financial officer of Faith Bloom and its subsidiaries since 2001. Ms Guo was manager of finance of Shandong Shengda Construction Co., Ltd. from January 2001 to January 2003. She has served as manager of finance of Shandong Shengda Technology Co., Ltd. since January 2003. Ms. Guo was licensed as an accountant in 1996.  We believe Ms. Guo’s qualifications to serve on our board include her extensive knowledge of the Company as a long-term executive, which gives her detailed understanding of the complexities of the operation.  Her experience allows her to direct the operations of the Company and her financial experience provides valuable insights both in directing the business operations and in serving on the board of directors.

Mr. Dongquan Zhang has served as our director since February 23, 2007. Mr. Zhang has extensive experience in the chemical industry especially in research and development and regulatory areas. Currently he is a member of the board of directors of All China Association of Petro-Chemical Industry, vice president of Shandong Chemistry and Chemical Engineering Association, and vice president of Shandong Environmental Industry Association, and president of Shandong Chemical Industrial Pollution Prevention Association. From February 1994 to December 2000, he served as director general and senior engineer of the Petro-Chemical Industry of Shandong Province.  We believe Mr. Zhang’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on boards of other companies, and his extensive knowledge and experience of the markets in which we conduct business.  Furthermore, Mr. Zhang is a professional in the chemical industry and provides technical support to the board, which support is particularly important when evaluating new ventures proposed to the board.

Mr. A. Carl Mudd has served as our director since February 23, 2007. Mr. Mudd has extensive management experience especially in the financial area. He has spent the past 14 years consulting with and mentoring CEOs and Boards of Directors of major companies on global strategy, business processes and international operations and 27 years as CFO, COO and President of international companies. From 2003 to 2006, he was an advisory director at CIMIC Holdings, Ltd. From 1993 to 1996, he served as director and chairman of the Audit Committee at AM International, Inc. Mr. Mudd also serves as an independent director and chairman of the Audit Committee and Member of the Compensation Committee and Nominating & Corporate Governance Committee of Sutor Technologies Group, LTD (SUTR) a NASDAQ listed company. He is also a Statutory Director of the National Association of Corporate Directors-North Texas Chapter. He is a Certified Public Accountant, holds a business degree from St. Edward's University and a Certification of Director Education – The National Association of Corporate Directors Institute.  We believe Mr. Mudd’s qualifications to serve on our board include his extensive knowledge of the Company, his international management experience of both public and privately held companies and his in-depth knowledge of finance, accounting, and general management.

Mr. Sheldon B. Saidman has served as our director since February 23, 2007. Mr. Saidman has extensive senior executive experience, especially in marketing and general management. He has held positions as President or Chief Operating Officer in several companies, both pubic and private. From May 2001 to October 2005, he served as President of Liberty Wire & Cable, Inc. He currently owns and operates a business management consulting practice and serves as a Member of Board of Directors at Large of Roscoe Medical, Inc., a privately held company owned by River Associates Investments, LLC, a private equity group.. He holds a bachelor’s degree in journalism and public relations from The University of Maryland.  We believe Mr. Saidman’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on boards of other companies and the unique perspective he brings to various issues considered by the board, particularly related to sales, marketing, and general management.

Mr. Lei Du has served as president of Shandong Haize since July 2008. From January 2007 to July 2008, Mr. Du served as the vice president of Shandong Haize. From July 2001 to January 2007, he served as the vice director of the R&D center of Shandong Haize. He holds a bachelor’s degree in engineering from Qingdao Science & Technology University.

Mr. Yong Zhao has served as president of Shaanxi Haize Nano-Materials Co., Ltd. (“Shaanxi Haize”) since October 2006 and responsible for the overall management of our nano-materials business in Shannxi Haize. From August 2002 to October 2006, he was the vice general manager of Shandong Haize Nano-Materials Co., Ltd.

Mr. Gongbo Wang has served as president of Zibo Jiaze since August 2009. From December 2008 to August 2009, Mr. Wang served as the Director of the Project Department of Zibo Jiaze. From July 2007 to December 2008, he served as vice president of Shaanxi Haize. From January 2007 to July 2007, he served as vice president of Shandong Haize. From January 2005 and January 2007, he served as Director of the Development Department of Shandong Shengda Technology Co., Ltd. (“Shengda Group”), a related party of ShengdaTech, Inc. And from April 1998 to January 2005, he served as Laboratory Director and Workshop Manager. of the Subsidiary of Shengda Group. He graduated from Shandong University, with a degree in law.

Mr. Zhendong Li has served as President of Anhui Chaodong Nanomaterials Co., Ltd. since January 2010. From May 2009 to December 2009, he served as Vice President of Shaanxi Haize Nanomaterials Co., Ltd. From July 2007 to April 2009, he worked in the R&D Center of ShengdaTech, Inc. Mr. Li graduated from Xi Bei University, and holds a master's degree in engineering.

Board Composition and Committees

Our Board has five (5) members, of which three (3) are independent directors. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. A. Carl Mudd, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”. Mr. Xiangzhi Chen serves as both our Chief Executive Officer and the Chairman of the Board. We believe that combining the role of Chairman and CEO is appropriate for our operations because Mr. Chen is most familiar with our business strategy and our industry. We also believe that the combined role of Chairman and CEO facilitates the flow of information between the board and management and helps promote effective corporate governance. We do not have a lead independent director, but have independent board members that bring experience, oversight and expertise from outside the Company and our industry.

Audit Committee. The Audit Committee currently comprises Mr. A. Carl Mudd, Mr. Dongquan Zhang and  Mr. Sheldon B. Saidman, with Mr. A. Carl Mudd as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the independent registered public accounting firm.

The Audit Committee held seven (7) meetings for year 2009 and the attendance rates for all committee members are 100%.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Mr. Dongquan Zhang, Mr. A. Carl Mudd and Mr. Sheldon B. Saidman as the chairman, all of whom are “independent” directors.

The Compensation Committee held one (1) meeting for year 2009 and the attendance rates for all committee members was 100%.

The Board or the Management has not used any service of any compensation consultants.

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

The Company has no definitive policy on diversity.  With the exception of two independent directors who are American citizens, the Company is managed by executives of Chinese citizenship and actively staffs the Company at all levels with employees that are citizens of China.  Currently, the board believes that there exists no need for a diversity policy for employees or directors because the Company is diversified when compared to American-based enterprises.  If the Company expands its markets to North America, or seek to expand or make a changes to its Board members, we will develop a policy containing the elements of an acceptable practice that conforms to standard procedures that assure fair and equal treatment of prospective and current employees.

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Sheldon B. Saidman, A. Carl Mudd, and Dongquan Zhang, with Dongquan Zhang as the chairman.

The Nominating and Corporate Governance Committee held one (1) meeting for year 2009 and the attendance rates for all committee members are 100%.

The Board’s Role in Risk Oversight. The Board has an active role in overseeing our risk management.  The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, and strategic risks.  The Board has formed a Risk Management Committee to coordinate with management to identify, assess and oversee remediation of high-level risks.  The Risk Management Committee receives these reports from the appropriate senior manager within the organization to enable it to understand the Company’s risk identification, risk management and risk mitigation strategies. Upon receiving such reports, the Board, through the Risk Management Committee, provides such guidance as it deems necessary.

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

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. ShengdaTech, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Andrew Chen, CFO, ShengdaTech, Inc., Unit 2003, East Tower, Zhong Rong Heng Rui International Plaza, 620 Zhang Yang Road, Pudong District, Shanghai 200122, People's Republic of China.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to pay key management personnel, “Named Executive Officers” (NEOs), competitive remuneration based on the authority, responsibility, and accountability of the position held by the individual. In addition, the Company considers the competitive environment relative to compensation paid to senior management with comparable job scope in companies in related industries and of approximate size. The plan consists of two components, base salary, and a performance-based portion, which otherwise may be defined as a bonus. The base salary considers seniority, past salary, competitive environment, contributions to the business; the performance-based portion is the amount that may be earned by an employee according to their individual performance against pre-defined objectives.  The purpose is to effectively motivate the executive to reach individual goals, which ultimately contributes to the Company’s overall success.  The determination of the base salary and performance-based compensation is a calculation made on total compensation. The base salary is a fixed amount, accounting for 65% of the total compensation, while the performance-based compensation portion is designed to be variable based on performance and is targeted at 35% of the total compensation.  In addition, the presidents of the three subsidiaries also received a production-related subsidy in 2009, which is listed as “All Other Compensation” in the Compensation Table below.  The Company believes that such an approach to their executive compensation packages is both equitable and competitive, while providing a positive motivational element to the overall performance of the senior management of the Company.

The Company’s performance-based compensation plan promotes individual accomplishments as well as contributions to the overall operation. Judgment of performance and the consequential level of bonuses earned is based on achievements in executing job tasks and the general performance of the Company measured against the financial plan for the bonus year.  The percentage of the performance-based portion is to be determined by the employee’s immediate manager with the approval of the CEO.   Mr. Chen’s bonus is determined by the Board of Directors on recommendation of the Compensation Committee.  Based on the Company exceeding  all financial objectives set in the budget year, including revenue, net earnings, and earnings per share, the board has awarded the full bonus payment to Mr. Chen.  All other bonuses will be decided at the end of the year after appropriate evaluation and assessment of success against set objectives are measured. All bonus money earned will be paid following audited results of Company financial statements.

 Compensation Policies and Practices as Related to Risk Management

Although the company is organized into separate and independent operating units, the “risk profile” itself rests with the Named Executive Officer group.  Furthermore, the Company’s compensation structure does not promote or reward risk taking by any single executive, or group of executives.  All material decision, by organizational structure and decision making processes, policies, and practices, are made by the executive team and implemented only with Board approval. Such decisions are made after careful evaluation and assessment of inherent risks, which could result from the execution of any one decision.  As a result of the organizational structure, strict accountability, span of control, and the well-defined processes in place, it would be highly unlikely, if not impossible, for decisions to be made that may possibly place the Company at risk.

Compensation Table

Name & Principal Position	Year	Salary	Bonus****	Non-Equity Incentive Plan Compensation	All other Compensation	Total
(a)	(b)	(c)	(d)	(g)	(i)	(j)
Xiangzhi Chen, CEO	2009	195,000	105,000	0	0	300,000
	2008	$0		$0		$0	*
	2007	$0		0		0	*

Andrew Weiwen Chen, CFO (from April 15, 2009)	2009	92,500	49,850	0	0	142,350

Anhui Guo, COO	2009	78,000	42,000	0	0	120,000
	2008	$0		0		$0	*
	2007	$0		$0		$0	*

Lei Du, COO Shandong Haize	2009	43,300	23,350	0	14,350	81,000
	2008	$27,083		$14,583		$41,666

Yong Zhao COO Shaan’xi Haize	2009	43,300	23,350	0	14,350	81,000
	2008	$65,000		$35,000		$100,000
	2007	$65,000		35,000		100,000

Xukui Chen COO Shandong Bangsheng	2009						**
	2008	$52,000		$28,000		$80,000
	2007	$52,000		$28,000		$80,000

Gongbo Wang COO Zibo Jiaze (from August 2009)	2009	12,890	6,940		4,270	24,100	***

*The 2007 and 2008 compensation for Mr. Chen of $300,000 a year and for Ms. Guo of $100,000 and $120,000 a year, respectively, was paid directly by Shandong Shengda Technology Co., Ltd.
** Mr. Xukui Chen’s employment with the Company was terminated as of October, 2008.
*** Mr. Gongbo Wang was named President of Zibo Jiaze Nanomaterials Co., Ltd. in 2009.
****Bonuses are listed here for planning purposes and it can be assumed that all or part of the total allocated bonus amount will be paid in 2010 following evaluation of performances by respective NEOs.

The Compensation Committee reviewed and approved the compensation paid, or to be paid, to the NEOs as listed in the Compensation Table above. Recommendations for annual increases in compensation to Named Executives are to be presented to the Compensation Committee and are subject to their approval. Pay increases for non-named employees will be at the discretion of the employee’s supervisor, subject to senior management approval.

The regulations regarding employee pension and retirement plans governed by the Peoples Republic of China is the only program administered by the Company. No other supplemental plan exists.

The Company continues to work with the Compensation Committee in the development of an Employee Stock Option Plan (ESOP).

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any officer in 2009

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or shares of stock were granted to any officer in 2009.

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2009.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the officers in 2009.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its officers upon termination or change in control.

Directors Compensation

The following table sets forth information concerning all compensation paid to our independent directors for services rendered in all capacities for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Total Plan Compensation ($)
A. Carl Mudd	75,000	75,000

Sheldon B. Saidman	35,000	35,000

Dongquan Zhang	10,000	*10,000

          *Mr. Zhang’s compensation was reported in error and was overstated in 2007 and 2008.

Independent directors will receive compensation for their service on the board and board committees consisting of (i) an annual retainer of $35,000 for Messrs. Saidman and Mudd, and $10,000 for Mr. Zhang (ii) $1,000 for each telephone conference call meeting and (iii) $5,000 for each in-person meeting. We will also reimburse directors for travel and other out-of-pocket expenses incurred in connection with their board service. Mr. Mudd received an extra $10,000 as compensation for the position of Chairman of Audit Committee. Effective April 1, 2008, Mr.  Mudd was selected by the board to serve as Lead Director and received quarterly $10,000 and 5,000 stock options this service. Effective the fourth fiscal quarter of 2009, after six quarters, the board determined that the Lead Director position was no longer necessary as the requisite support was provided by the Company’s bilingual CFO. The aggregate value of the 30,000 stock options earned was $40,100 using the Black-Scholes option pricing model. For detailed disclosures, please see page 24 of the Financial Statement on this Form 10-K under the caption “Options” in Note 13, Share-based compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Analysis and Discussion with the management of the Company. Based on the review and the discussions, the Compensation Committee recommended to Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K. The members of the Compensation Committee are Mr. Dongquan Zhang, A. Carl Mudd, and Sheldon B. Saidman, Chairman.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth information as of March 15, 2010, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our named executive officers, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 54,202,036 shares of common stock outstanding as of March 15, 2010.

Name and Address	Number of Shares	Percentage Owned
Xiangzhi Chen	22,902,912	42.3%
Fanying Kong*	1,998,816	3.7%
Anhui Guo	—	—
Xueyi Zhang	—	—
Dongquan Zhang	—	—
A. Carl Mudd	35,000**	—
Sheldon B. Saidman	6,400	—
Xiqing Xu	1,159,584	2.1%
Lei Du	—	—
Directors and executive officers as a group (8 persons)	26,087,712	48.1%

The address for all these officers and internal directors is Unit 2003, East Tower, Zhong Rong Heng Rui International Plaza, 620 Zhang Yang Road, Pudong District, Shanghai 200122, People's Republic of China.
* Ms. Fanying Kong is the wife of Mr. Xiangzhi Chen.
**Represents the number of shares of common stock plus options to purchase 30,000 shares of common stock that is exercisable within 60 days from March 15, 2010.

Item 13. Certain Relationships And Related Transactions and Director Independence

On December 31, 2009 the Company owed Shandong Shengda Technology Co., Ltd. $849,138 comprising primarily of facilities rent due from Shandong Haize, the Company’s subsidiary and related party loans between Faith Bloom and Shandong Shengda Technology Co. Ltd., which is described in the Notes to our Financial Statements under the section Due to Related Parties.  Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and chairman of Shandong Shengda Technology Co., Ltd.

Item 14. Principal Accounting Fees And Services

KPMG has audited our financial statements for the 2009 and 2008 fiscal years. Hansen, Barnett & Maxwell, P.C. (“Hansen”) has reviewed our financial statements included in the three Forms 10-Q for the quarters ended on March 31, June 30 and September 30, 2008. All of the services described below were approved by our board prior to performance. Our board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by KPMG, for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2009 and 2008 are $685,584 and $490,479, respectively. The aggregate fees billed by Hansen for audit of the Company’s financial statements for the fiscal year ended December 31, 2007 and review of the Company’s financial statements included in the three Form 10-Q’s for the quarters ended on March 31, June 30 and September 30, 2008 are $340,375.

Audit-Related Fees. There were no fees for assurance and related services by KPMG or Hansen, for the fiscal year ended December 31, 2009 or 2008, respectively.

Tax Fees. We engaged Hansen to provide services for income tax returns in the U.S. for the fiscal year end December 31, 2009. The fees to be incurred is estimated to be $10,000. We engaged KPMG to provide services for income tax returns in the U.S. for the fiscal year ended December 31, 2008. The fee incurred was $24,850.

All Other Fees. We engaged KPMG to provide services for tax planning and financial due diligence on potential acquisition projects. For the fiscal years ended December 31, 2009, the service fees billed to us is $78,610. There are no other fees for either audit-related or non-audit services billed by KPMG, for the fiscal years ended December 31, 2008. We engaged Hansen to provide services for our tax accounting for the fiscal year ended December 31, 2009. The service fees incurred is $4,000. There are no other fees for either audit-related or non-audit services billed by Hansen, for the fiscal years ended December 31, 2008.

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

We have audited the accompanying consolidated balance sheets of ShengdaTech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ShengdaTech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company retrospectively changed its method of accounting for convertible notes due to the adoption of a new accounting standard issued by the Financial Accounting Standards Board Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ShengdaTech Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company's  internal control over financial reporting.

KPMG
Hong Kong, China
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
ShengdaTech, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of ShengdaTech, Inc. and subsidiaries (the Company) for the year ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of ShengdaTech, Inc. and subsidiaries and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 14, 2008, except for Note 17, Discontinued Operations for the year ended December 31, 2007, as to which the date is March 13, 2010

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2009	2008
			As adjusted
			(Note 3)
ASSETS
Current assets:
Cash		$115,978,763	$114,287,073
Accounts receivable		4,600,722	6,806,066
Inventories	(5)	2,018,283	2,310,995
Prepaid expenses and other receivables		3,947,086	510,825
Income tax refund receivable	(8)	1,455,906	-
Current assets of discontinued operations	(17)	801,983	962,942
Assets held for sale	(17)	1,718,475	-
Total current assets		130,521,218	124,877,901

Property, plant and equipment, net	(6)	123,099,860	98,344,722
Land use rights		15,432,743	15,710,333
Intangible assets		280,329	-
Debt issuance costs	(11)	1,720,209	3,096,073
Non-current assets of discontinued operations	(17)	-	1,777,800
Total assets		$271,054,359	$243,806,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$3,998,532	$4,493,551
Accrued expenses and other payables	(7)	4,737,356	4,342,006
Payable for acquisition	(4)	3,803,060	-
Income taxes payable	(8)	60,573	1,588,895
Due to related parties	(10)	1,572,427	1,737,404
Current liabilities of discontinued operations	(17)	42,068	14,912
Total current liabilities		14,214,016	12,176,768

Long-term convertible notes	(11)	79,298,539	77,926,310
Non-current income taxes payable	(8)	1,598,237	974,131
Note payable to related party	(10)	601,631	-
Deferred income tax liabilities	(8)	4,443,810	5,387,262
Non-current liabilities of discontinued operations	(17)	294,708	293,977
Total liabilities		100,450,941	96,758,448

Shareholders' equity:	(12)
Preferred Stock, par value $0.00001 authorized:10,000,000 outstanding: Nil		-	-
Common Stock, par value $0.00001 authorized:100,000,000 issued and outstanding: 54,202,036		542	542
Additional paid-in capital		37,132,442	37,112,269
Statutory reserves		8,455,328	8,130,601
Retained earnings		111,197,045	88,417,165
Accumulated other comprehensive income		13,818,061	13,387,804
Total shareholders' equity		170,603,418	147,048,381

Commitments and contingencies	(9)

Total liabilities and shareholders' equity		$271,054,359	$243,806,829

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

		For the Years Ended December 31,
	Note	2009	2008	2007
			As adjusted
			(Note 3)
Net sales		$102,121,804	$82,419,689	$46,721,673
Cost of goods sold		60,218,310	48,316,242	26,812,587
Gross profit		41,903,494	34,103,447	19,909,086

Operating expenses:
Selling		2,103,822	2,438,908	1,680,259
General and administrative		5,669,923	3,074,051	2,658,806
Total operating expenses		7,773,745	5,512,959	4,339,065
Operating income		34,129,749	28,590,488	15,570,021

Other income (expense):
Interest income		685,858	132,423	94,643
Interest expense		(10,662,252)	(7,456,418)	-
Gain on extinguishment of long-term convertible notes	(11)	1,624,844	5,511,487	-
Gain on bargain purchase	(4)	619,466	-	-
Other expense, net		(121,976)	(51,604)	(12,094)
Other (expense) income , net		(7,854,060)	(1,864,112)	82,549

Income from continuing operations before income taxes		26,275,689	26,726,376	15,652,570

Income tax expense	(8)	2,721,532	3,705,669	450,347
Income from continuing operations		23,554,157	23,020,707	15,202,223

Discontinued operations	(17)
(Loss) income from discontinued operations before income taxes		(449,550)	15,758,189	14,165,415
Income tax expense		-	2,750,594	2,337,293
(Loss) income from discontinued operations		(449,550)	13,007,595	11,828,122

Net income		$23,104,607	$36,028,302	$27,030,345

Basic earnings per share:	(14)
Income from continuing operations		$0.43	$0.42	$0.28
(Loss) income from discontinued operations		$(0.00)	$0.24	$0.22
Net income per share		$0.43	$0.66	$0.50
Diluted earnings per share:	(14)
Income from continuing operations		$0.43	$0.39	$0.28
(Loss) income from discontinued operations		$(0.00)	$0.21	$0.22
Net income per share		$0.43	$0.60	$0.50
Weighted-average shares outstanding:
Basic		54,202,036	54,202,036	54,107,408
Diluted		54,204,923	62,205,660	54,188,410

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Statutory	Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Equity	Income
Balance as of December 31, 2006	54,095,103	$541	$21,824,120	$3,301,379	$30,187,740	$1,815,484	$57,129,264
Net income	-	-	-	-	27,030,345	-	27,030,345	$27,030,345
Foreign currency translation adjustment, net of nil tax	-	-	-	-	-	5,051,227	5,051,227	5,051,227
								$32,081,572
Appropriation to statutory reserves	-	-	-	2,341,040	(2,341,040)	-	-
Exercise of warrants	106,933	1	(1)	-	-	-	-
Distribution to shareholders	-	-	(207,651)	-	-	-	(207,651)
Balance as of December 31, 2007	54,202,036	542	21,616,468	5,642,419	54,877,045	6,866,711	89,003,185
Net income	-	-	-	-	36,028,302	-	36,028,302	$36,028,302
Foreign currency translation adjustment, net of nil tax	-	-	-	-	-	6,521,093	6,521,093	6,521,093
								$42,549,395
Appropriation to statutory reserves	-	-	-	2,488,182	(2,488,182)	-	-
Issuance of convertible notes, as adjusted (See Note 3)	-	-	15,214,953	-	-	-	15,214,953
Share-based compensation	-	-	58,945	-	-	-	58,945
Excess tax benefit from exercise of warrants	-	-	221,903	-	-	-	221,903
Balance as of December 31, 2008	54,202,036	542	37,112,269	8,130,601	88,417,165	13,387,804	147,048,381
Net income	-	-	-	-	23,104,607	-	23,104,607	$23,104,607
Foreign currency translation adjustment, net of nil tax	-	-	-	-	-	430,257	430,257	430,257
								$23,534,864
Appropriation to statutory reserves	-	-	-	324,727	(324,727)	-	-
Share-based compensation	-	-	20,173	-	-	-	20,173
Balance as of December 31, 2009	54,202,036	$542	$37,132,442	$8,455,328	$111,197,045	$13,818,061	$170,603,418

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
		As adjusted
		(Note 3)
Cash flows from operating activities:
Net income	$23,104,607	$36,028,302	$27,030,345
(Loss) income from discontinued operations	(449,550)	13,007,595	11,828,122
Income from continuing operations	23,554,157	23,020,707	15,202,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,519,020	3,406,738	1,775,691
Land use rights expense	319,771	108,539	990
Amortization of debt issuance costs	1,217,755	861,877	-
Amortization of debt discount	5,690,927	3,282,469	-
Gain on extinguishment of long-term convertible notes	(1,624,844)	(5,511,487)	-
Gain on bargain purchase	(619,466)	-	-
Loss on disposal of property, plant and equipment	-	-	1,845
Deferred income tax assets	(1,150,052)	(2,450,744)	-
Share-based compensation expense	20,173	58,945	-
Changes in operating assets and liabilities:
Accounts receivable	2,221,071	(318,040)	(1,609,863)
Prepaid expenses and other receivables	(3,605,909)	(497,161)	144,247
Inventories	298,298	(1,145,991)	(98,643)
Income tax refund receivable	(1,455,906)	-	-
Due from related parties	-	1,798	-
Accounts payable	(324,615)	535,432	670,497
Accrued expenses and other payables	385,558	1,302,674	86,202
Income taxes payable	(907,599)	2,537,010	725,340
Due to related parties	(559,905)	312,439	(11,863)
Net cash provided by operating activities	27,978,434	25,505,205	16,886,666
Cash flows from investing activities:
Purchase of property, plant and equipment, including interest capitalized	(24,290,530)	(36,898,310)	(37,737,972)
Purchase of land use rights	-	(15,446,573)	(120,083)
Distribution to shareholders	-	-	(207,651)
Net cash used in investing activities	(24,290,530)	(52,344,883)	(38,065,706)
Cash flows from financing activities:
Proceeds from issuance of long-term convertible notes	-	115,000,000	-
Payment of debt issuance costs	-	(5,859,663)	-
Payment to extinguish long-term convertible notes	(2,535,745)	(9,890,000)	-
Proceeds from (Repayment of) note payable to related party	601,631	-	(1,995,105)
Excess tax benefit from exercise of warrant	-	221,903	-
Net cash (used in) provided by financing activities	(1,934,114)	99,472,240	(1,995,105)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(195,468)	13,721,299	13,356,453
Net cash used in investing activities	-	-	(461,907)
Net cash provided by (used in) financing activities	-	-	-
Effects of exchange rate changes on cash in discontinued operations	54,036	1,037,021	1,190,667
Net cash (used in) provided by discontinued operations	(141,432)	14,758,320	14,085,213
Effect of exchange rate changes on cash	79,332	529,623	771,358
Net increase (decrease) in cash	1,691,690	87,920,505	(8,317,574)
Cash at beginning of year	114,287,073	26,366,568	34,684,142
Cash at end of year	$115,978,763	$114,287,073	$26,366,568

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$(181,621)	$740,951	$1,218,497
Due to related parties for purchase of property, plant and equipment	$391,819	$741,263	$(354,316)
Payable for acquisition	$3,803,060	-	-
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,536,138	$7,109,351	$2,088,364
Cash paid for interest, net of capitalized interest	$3,752,933	$2,835,822	-

See accompanying notes to the consolidated financial statements

SHENGDATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of business

Principal activities

ShengdaTech, Inc. (“ShengdaTech”) and its subsidiaries (collectively, the “Company”) are engaged primarily in developing, manufacturing and marketing nano precipitated calcium carbonate (“NPCC”) products. The Company sells its products mainly through a direct sales force.  The geographic markets cover several provinces, primarily Shandong and Shaanxi of the People’s Republic of China (“PRC”).  The NPCC sold by the Company is ultra fine precipitated calcium carbonate with an average particle diameter of under 100 nano-meters for application as an additive in various products, including paper, paints, rubber and plastic industries. The Company currently supplies NPCC products primarily to the tire and polyvinyl chloride (“PVC”) building materials industries.

Prior to November 1, 2008, the Company’s chemical segment manufactured and sold chemical products used in the chemical, pharmaceutical, lighting and textile industries. On June 20, 2008 the Company received a notice from the Tai'an City Government requiring Shandong Bangsheng Chemical Co., Ltd. (“Bangsheng Chemical”), which represented the Company’s entire operations for its chemical segment, to cease production by October 31, 2008 due to the close proximity of the chemical facility to residential and non-manufacturing business properties. The Company considered alternatives in order to continue the Company’s chemical operations and on August 11, 2008, the Company entered into an agreement with Shandong Shengda Technology Co. Ltd. (“Shandong Shengda”), a related party of which the Chief Executive Officer (“CEO”) Mr. Xiang Zhi Chen (“Mr. Chen”) of the Company is the major shareholder, to acquire a state-owned company, Jinan Fertilizer Co. Ltd. (“Jinan Fertilizer”), located in Jinan, Shandong Province. Jinan Fertilizer manufactures chemical products similar to those produced by Bangsheng Chemical and therefore the Company intended to consolidate the Bangsheng Chemical operations with Jinan Fertilizer. However, in March 2009, the Board of Directors decided that the Company would no longer pursue the acquisition of Jinan Fertilizer. The Company did not incur any liability or costs as a result of not consummating the acquisition of Jinan Fertilizer.

In December 2009, the Company committed to a plan to sell substantially all of the Bangsheng Chemical operating assets, primarily plant equipment, as well as satisfied all of the other criteria in order for a long-lived asset (disposal group) to be classified as held for sale in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Section 360-10-45, Impairment or Disposal of Long-Lived Assets, or ASC 360-10-45, and the criteria for reporting discontinued operations in accordance with FASB ASC Subtopic 205-20,  Discontinued Operations, or ASC 205-20, as of December 31, 2009. As a result, the Company has presented the assets, liabilities, operating results and cash flows of Bangsheng Chemical as discontinued operations for all periods presented in the accompanying consolidated financial statements. In addition, Bangsheng Chemical plant equipment and inventory to be disposed of are classified as assets held for sale. As of December 31, 2009, the Company had ceased all operations at Bangsheng Chemical. Additional information on discontinued operations is disclosed in Note 17.

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Anhui Chaodong Nanomaterials Science and Technology, Co., Ltd (“Chaodong”).  Chaodong was an inactive manufacturer of NPCC products.

Organization

ShengdaTech is incorporated in Nevada in the United States of America (“U.S.”).  ShengdaTech’s wholly-owned subsidiaries, Chaodong, Shandong Haize Nano Co., Ltd. (“Shandong Haize Nano”), Bangsheng Chemical, Shaanxi Haize Nano Co., Ltd. (“Shaanxi Haize Nano”), and Zibo Jiaze Nano Material Ltd. (“Zibo Nano”) and collectively the “PRC operating subsidiaries” are established under the laws of the PRC.

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

Use of estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allocation of the purchase price in business combinations, valuation of accounts receivable, realizable value of inventories, the useful lives and recoverability of the carrying value of long-lived assets, valuation of convertible notes, income tax uncertainties and other contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Cash – Cash consists of cash on hand and cash at bank. As of December 31, 2009 and 2008, cash deposits of RMB 559,255,721 and RMB 315,092,101 (equivalent to $81,796,016 and $45,970,661), respectively, and U.S. dollar deposits of $33,741,126 and $67,589,228, respectively, were held at major financial institutions located in the PRC. The remaining balance is held primarily at major financial institutions located in the Hong Kong Special Administrative Region (the “HK SAR”) and in the U.S. Management believes that these major financial institutions are of high credit quality.

Accounts receivable – Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.  Management reviews accounts receivable on a periodic basis and records allowances when there is a doubt as to the collectibility of the balance.  In evaluating the collectibility of accounts receivable balances, management considers various factors, including historical losses, current market conditions and customers’ financial condition, the amount of accounts receivable in dispute, and the accounts receivable aging and payment patterns.  The Company historically has not had any write-offs and all accounts receivable are current and due within 90 days as of each balance sheet date.  As a result, no allowances for doubtful accounts has been recorded for any of the periods presented herein because management believes all accounts receivable are fully collectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. Cost of work-in-progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Property, plant and equipment – Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ estimated residual value.

The estimated useful lives of property, plant and equipment are as follows:

Buildings	15 – 25 years
Plant, machinery and equipment	10 - 30 years
Motor vehicles	5 - 10 years
Office equipment	3 -5 years

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

The Bangsheng Chemical long-lived assets, primarily production equipment of approximately $1,718,475 met the criteria for classification as held for sale at December 31, 2009, therefore, in accordance with ASC 360-10-45, the amount is included in assets held for sale in the accompanying consolidated balance sheet.

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

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income.

Revenue recognition – The Company recognizes revenues, when the customer takes ownership and assumes risk of loss, collection of relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements or customer purchase orders, which specify price, product, and quantity, are used as evidence of an arrangement. For domestic sales, customer acceptance is evidenced by a carrier or customer signed shipment notification form.  For export sales, products are considered delivered when the goods have reached the port of arrival. In the PRC, value added tax (“VAT”) of approximately 6 - 17% on invoiced amount is collected on behalf of tax authorities. Revenue is recorded net of VAT. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability and included in “accrued expenses and other payables” in the consolidated balance sheets.

Sales incentives –Provisions for sales incentives such as sales rebates are recorded in the same period as the related revenues and are included in “accrued expenses and other payables” in the consolidated balance sheets until paid. The Company records sales rebates as a reduction of sales, which amounted to $693,658, $1,719,986 and $1,286,954 for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-based compensation –The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. The Company estimates grant-date fair value using the Black-Scholes option-pricing model.

Research and product development costs – Research and development costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2009, 2008 and 2007, such expenses amounted to $576,737, $455,104 and $153,057, respectively.

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

Retirement benefit plans – As stipulated by the regulations of the PRC, the Company participates in various defined contribution plans organized by municipal and provincial governments for its employees. The Company is required to make annual contributions at rates prescribed by the related municipal and provincial governments. Under these plans, certain pension, medical and other welfare benefits are provided to the employees.  Contributions to employee benefits associated with these plans are expensed as incurred. The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above. For the years ended December 31, 2009, 2008 and 2007, contributions to the defined contribution plans were $348,952, $345,436 and $178,213, respectively.

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

Segment reporting – The Company’s chief operating decision maker (“CODM”) has been identified as its Chief Executive Officer.  Prior to December 2009, the Company presented two segments, nano-materials and chemical segments. In connection with the reporting discontinued operations for Bangsheng Chemical, the operating results of the Bangsheng  Chemical, which represented the Company’s entire operations for its chemical segment are classified as discontinued operations. As a result, the Company is managed and operated as one segment as of December 31, 2009.

Recently issued and adopted accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820 to provide clarification of circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the capitalization of research and development assets acquired in a business combination at their acquisition date fair values, separately from goodwill. In addition, ASC 805 requires that any post-acquisition adjustments to deferred tax asset valuation allowances and liabilities related to uncertain tax positions be  recognized in current period income tax expense. ASC 805 was effective for the Company beginning January 1, 2009. The Company accounted for the acquisition of Chaodong on December 11, 2009 in accordance with ASC 805 (See Note 4) and will account for future business combinations in accordance with its provisions.

On January 1, 2009, the Company adopted FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The initial adoption of the provisions of this standard related to nonfinancial assets and nonfinancial liabilities did not have any impact on the Company’s consolidated financial statements.

NOTE 3 – Accounting changes – adoption of FASB ASC Subtopic 470-20

On January 1, 2009, the Company adopted FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, which specifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). ASC 470-20 requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to shareholders’ equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. This standard also requires retrospective application to such convertible notes for all periods presented. This standard impacts the accounting for the Company’s convertible notes issued in May 2008 which, upon conversion of the convertible notes by holders at any time before June 1, 2011, may result in the Company settling the make-whole interest payment in cash. As such, the convertible notes are deemed to have a partial cash settlement feature upon conversion.

As a result of the adoption of ASC 470-20, the accompanying financial statements reflects the retroactive adjustments to account for the debt and equity components of the 6% long-term convertible notes separately as of the date of issuance. The equity component (conversion option) of the long-term convertible notes was determined to be $24,290,655 at the issuance date and, accordingly, the initial carrying amount of the convertible notes was reduced to $90,709,345. The resulting debt discount of $24,290,655 is amortized and interest expense is recognized using an effective interest rate of 13.5%. Upon adoption, the Company also recognized a deferred tax liability of $8,258,823 at issuance due to a temporary difference between the retroactively adjusted financial statement carrying amount and tax basis of the convertible notes.

During November and December 2008, the Company repurchased, in privately negotiated transactions, part of the convertible notes with a principal amount of $19,750,000 from certain investors for cash of $9,890,000 plus accrued interest of $581,792.  As such, the adjusted carrying amount of the convertible notes as of December 31, 2008, includes the effects of adopting ASC 470-20 and the repurchases in November and December 2008.

The adoption of ASC 470-20 has resulted in a reduction in the carrying value of the Company’s convertible debt, debt issuance costs and an increase in deferred income taxes and capitalized interest. The adoption had no impact to the 2007 consolidated financial statements. The following table sets forth the effect of the retroactive application of ASC 470-20 on certain previously reported financial statement captions. In addition, certain prior year balance sheet amounts have been reclassified to conform to the current year presentation:

	December 31, 2008
				As retroactively
	As previously reported	Adjustments	Reclassification	adjusted
Assets:
Total current assets	$124,251,388	$-	$(336,429)	$123,914,959
Total current assets of discontinued operations	-	-	962,942	962,942
Property, plant and equipment, net	99,878,791	243,731	(1,777,800)	98,344,722
Land use rights	15,593,548	116,785	-	15,710,333
Debt issuance costs	3,925,157	(829,084)	-	3,096,073
Deferred income tax assets	260,056	-	(260,056)	-
Non-current assets of discontinued operations	-	-	1,777,800	1,777,800
Total assets	$243,908,940	$(468,568)	$366,457	$243,806,829
Liabilities and shareholders' equity:
Total current liabilities	$11,550,255	$-	$611,601	$12,161,856
Total current liabilities of discontinued operations	-	-	14,912	14,912
Long-term convertible notes	95,250,000	(17,323,690)	-	77,926,310
Non-current income taxes payable	1,268,108	-	(293,977)	974,131
Deferred income tax liabilities	-	5,647,318	(260,056)	5,387,262
Non-current liabilities of discontinued operations	-	-	293,977	293,977
Total liabilities	108,068,363	(11,676,372)	366,457	96,758,448
Common stock	542	-	-	542
Additional paid-in capital	21,897,316	15,214,953	-	37,112,269
Retained earnings and statutory reserves	100,554,915	(4,007,149)	-	96,547,766
Accumulated other comprehensive income	13,387,804	-	-	13,387,804
Total shareholders' equity	135,840,577	11,207,804	-	147,048,381
Total liabilities and shareholders' equity	$243,908,940	$(468,568)	$366,457	$243,806,829

	For the Year Ended December 31, 2008
				As retroactively
	As previously reported	Adjustments	Reclassification	adjusted
Operating income	$44,248,528	$(1,418)	$(15,656,622)	$28,590,488
Other income (expense):
Interest income	235,219	-	(102,796)	132,423
Interest expense	(4,766,681)	(2,689,737)	-	(7,456,418)
Gain on extinguishment of convertible notes	9,018,169	(3,506,682)	-	5,511,487
Other expense, net	(52,833)	-	1,229	(51,604)
Income before income taxes	48,682,402	(6,197,837)	(15,758,189)	26,726,376
Income tax expense	(8,646,951)	2,190,688	2,750,594	(3,705,669)
Net income as previously reported	40,035,451	(4,007,149)	(13,007,595)	23,020,707
Income from discontinued operations	-	-	13,007,595	13,007,595
Net income	$40,035,451	$(4,007,149)	$-	$36,028,302
Earnings per share from continuing operations:
Basic	$0.74			$0.42
Diluted	$0.60			$0.39
Earnings per share from discontinued operations:
Basic				$0.24
Diluted				$0.21

NOTE 4 - Acquisition

On December 11, 2009, the Company acquired 100% of the equity interest of Chaodong, a manufacturer of nano precipitated calcium carbonate, including mining rights to certain limestone reserves (with a remaining period of approximately two years for the mining rights) and existing buildings and equipment for cash consideration of RMB 26,000,000 (approximately $3.8 million). The Company did not assume any liabilities as of the date of the acquisition. In accordance with the acquisition agreement, the Company obtained control of Chaodong on December 11, 2009. The operating results of Chaodong are included in the Company’s consolidated financial statements from the date of the acquisition.

The purchase price of $3.8 million was recorded as a liability to payable for acquisition on the date of acquisition and included in the accompanying consolidated balance sheet as of December 31, 2009. It was paid in full on January 20, 2010. The purchase price allocation resulted in the following amounts being allocated to the net assets acquired at the acquisition date based upon their respective fair values:

Mining rights	$111,774
Buildings	1,696,750
Plant, machinery and equipment	2,779,689
Motor vehicles	10,137
Office equipment	30,776
Deferred tax liability	(206,600)
Fair value of net assets acquired	4,422,526
Gain on bargain purchase	(619,466)
Purchase price	$3,803,060

The estimated fair value of the acquired net assets of the Chaodong dormant manufacturing facility exceeded the purchase price and accordingly, the Company recognized a gain of $619,466 on bargain purchase in the accompanying consolidated statement of income for the year ended December 31, 2009. The company was able to acquire Chaodong with a bargain purchase price due to the fact that  the seller planned to focus on its core business of manufacturing cement and that the seller has experienced difficulty in selling the business in the market as all equipment used by the business was specifically built to fit ultra gravity technology system needs. The Company is one of the very few potential buyers that have the technology, human resources, research and development expertise, and sales and marketing capabilities to operate the business. Prior to recording a gain, the Company reassessed whether all acquired assets and all liabilities assumed have been identified and performed re-measurements to verify that the consideration paid and assets acquired have been properly valued and recorded based on information available to the Company. The Company incurred a total of $111,135 in expenses related to the acquisition, which has been included in general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2009. Chaodong did not generate any revenues and incurred a loss from continuing operations of $125,005 before taxes, comprised primarily of general and administrative expenses since the date of acquisition through December 31, 2009.

The allocation of the purchase price is subject to finalization of management’s analysis of certain local tax matters as of the acquisition date. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and may also result in adjustments to depreciation expenses. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

The following unaudited pro forma information summarizes the results of operations for the fiscal years ended December 31, 2009 and 2008, as if the Chaodong acquisition had occurred as of the beginning of each year presented. Adjustments for depreciation expense based on the fair value of the newly acquired property and equipment using the Company’s depreciation policy and amortization of mining rights based on the Company’s amortization policy have been applied retroactively. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of the Company and Chaodong. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined companies that would have been achieved had the acquisition occurred at the beginning of each year presented, nor are they intended to represent or be indicative of future results of operations.

	Pro Forma (Unaudited)
	For the Years Ended December 31,
	2009	2008
Net sales	$102,121,804	$82,419,689
Operating income	33,490,684	27,909,131
Income from continuing operations	22,921,086	22,339,385
(Loss) income from discontinued operations	(449,550)	13,007,595
Net income	$22,471,536	$35,346,980

NOTE 5 – Inventories

Inventories consist of the following:
	December 31,
	2009	2008
Raw materials	$1,003,929	$821,413
Work-in-process	383,960	300,780
Finished goods	630,394	1,188,802
Total inventories	$2,018,283	$2,310,995

Raw materials consist primarily of limestone supplies used in the Company’s production of NPCC products.

NOTE 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2009	2008
Buildings	$30,224,605	$14,815,418
Plant, machinery and equipment	104,836,652	74,687,129
Motor vehicles	150,843	140,358
Office equipment	592,456	499,973
Construction in progress	138,163	16,564,016
Total property, plant and equipment	135,942,719	106,706,894
Less: accumulated depreciation	(12,842,859)	(8,362,172)
Total property, plant and equipment, net	$123,099,860	$98,344,722

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $4,519,020, $3,406,738 and $1,775,691, respectively.

A reconciliation of total interest cost incurred to “interest expense” as reported in the consolidated statements of income for the year ended December 31, 2009, 2008 and 2007 is as follows:

	For the Years Ended December 31,
	2009	2008	2007

Total interest cost incurred	$12,383,083	$8,107,513	$-
Interest cost capitalized	(1,720,831)	(651,095)	-
Interest expense	$10,662,252	$7,456,418	$-

NOTE 7 – Accrued expenses and other payables

Accrued expenses and other payables consist of the following:

	December 31,
	2009	2008
Accrued utilities	$1,240,719	$752,114
Accrued interest	527,832	476,250
Sales rebate payable	-	455,260
Professional service fee payable	594,823	629,409
Salaries and welfare payable	1,367,566	952,933
Other taxes payable	897,570	917,122
Other payables	108,846	158,918
Total accrued expenses and other payables	$4,737,356	$4,342,006

NOTE 8 – Income taxes

ShengdaTech and each of its subsidiaries file separate income tax returns.

The United States of America

ShengdaTech, is incorporated in Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 39%. The state of Nevada does not impose any corporate income tax.

British Virgin Islands

Under the current laws of the British Virgins Island, Faith Bloom is not subject to tax on income or capital gains.  In addition, upon payment of dividends by Faith Bloom, no British Virgin Islands withholding tax will be imposed.

People’s Republic of China

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%.  Shandong Haize Nano, Bangsheng Chemical and Shaanxi Haize Nano, which were considered production-oriented foreign investment enterprises, were each entitled to a tax holiday of a two-year 100% exemption followed by a three-year 50% exemption from the first profit making year after offsetting accumulated tax losses.  Shandong Haize Nano, Bangsheng Chemical and Shaanxi Haize Nano’s tax holidays were started in 2005, 2005 and 2006, respectively.

On March 16, 2007, the National People’s Congress passed the new Corporate Income Tax law (the “new CIT law”) which unify the income tax rate to 25% for all enterprises.  The new CIT law was effective as of January 1, 2008.  The new CIT law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations.

Based on the above, the PRC subsidiaries are subject to the following tax rates:

•
Shandong Haize Nano and Bangsheng Chemical are under tax holidays in 2006 and are subject to tax rates of 16.5%, 12.5% and 12.5% for 2007, 2008 and 2009, respectively. Commencing January 1, 2010, Shandong Haize Nano and Bangsheng Chemical are subject to a tax rate of 25%.

•	Shaanxi Haize Nano is under tax holidays in 2006 and 2007, and is subject to a tax rate of 12.5% in 2008 through 2010. Commencing January 1, 2011, Shaanxi Haize Nano is subject to a tax rate of 25%.

•	Zibo Nano and Chaodong are subject to a tax rate of 25%.

Income (losses) from continuing operations before income taxes of the Company consists of the following:

	For the Years Ended December 31,
	2009	2008	2007

PRC	$36,171,751	$29,387,577	$16,051,837
Non-PRC	(9,896,062)	(2,661,201)	(399,267)
Total income from continuing operations before income taxes	$26,275,689	$26,726,376	$15,652,570

Income tax expense (benefit) attributable to income from continuing operations, consists of:

	For the Years Ended December 31,
	2009	2008	2007
United States:
Current taxes
Federal	$(1,283,951)	$1,505,854	$-
Deferred income taxes	(1,150,052)	(2,450,744)	-
Total U.S. tax benefit	(2,434,003)	(944,890)	-

PRC
Current taxes	5,155,535	4,650,559	450,347
Total PRC tax expense	5,155,535	4,650,559	450,347

Total income tax expense	$2,721,532	$3,705,669	$450,347

Total income taxes are allocated as follows:

	For the Years Ended December 31,
	2009	2008	2007
Continuing operations	$2,721,532	$3,705,669	$450,347
Discontinued operations	-	2,750,594	2,337,293
	$2,721,532	$6,456,263	$2,787,640

Reconciliation of the actual income tax expense compared to the amounts computed by applying the PRC statutory tax rates to income from continuing operations before income taxes is as follows:

	For the Years Ended December 31,
	2009		2008		2007
Computed income tax expense	$6,568,922	25.0%	$6,681,948	25.0%	$5,165,348	33.0%
Change in valuation allowance	-	0.0%	(504,529)	-1.9%	380,396	2.4%
Effect of unrecognized tax benefit	621,349	2.4%	959,013	3.6%	-	0.0%
Entity not subject to income tax	321,587	1.2%	438,512	1.6%	-	0.0%
Effect of non-taxable income	(154,867)	-0.6%	-	0.0%	-	0.0%
Tax rate differential on United States income	(774,874)	-2.9%	(81,644)	-0.3%	(3,993)	0.0%
Tax holiday	(4,385,137)	-16.9%	(3,673,625)	-13.7%	(4,846,759)	-30.9%
Underprovision in respect of prior year	171,955	0.7%	-	0.0%	-	0.0%
Interest rate change due to the adoption of ASC 470-20	123,057	0.5%	-	0.0%	-	0.0%
Other	229,540	0.9%	(114,006)	-0.4%	(244,645)	-1.6%
Actual income tax expense	$2,721,532	10.3%	$3,705,669	13.9%	$450,347	2.9%

The PRC tax rates have been used because the majority of the Company’s earnings before income taxes and taxable income arise in the PRC. The effect of the tax holiday amounted to $4,385,137, $3,673,625, and $4,846,759 for the years ended December 31, 2009, 2008 and 2007, equivalent to basic earnings per share from continuing operations, amount of $0.08, $0.07 and $0.09, respectively and diluted earnings per share amount of $0.08, $0.06 and $0.09, for the years ended December 31, 2009, 2008 and 2007, respectively.

The tax effects of the Company’s temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	For the Years Ended December 31,
	2009	2008

Deferred income tax assets:
Net operating loss carry forward	$419,611	$-
Debt issuance costs	729,327	502,793
Impairment of property, plant and equipment	982,813	982,813
Total gross deferred income tax assets	2,131,751	1,485,606
Less: valuation allowance	(1,095,201)	(982,813)
Deferred income tax assets	$1,036,550	$502,793
Deferred income tax liabilities:
Gain on repurchase	$829,882	$-
Debt discount	3,647,677	5,890,055
Capitalized interest	796,201	-
Acquisition basis difference, non-U.S. entity	206,600	-
Deferred income tax liabilities	$5,480,360	$5,890,055
Net deferred income tax liabilities	$(4,443,810)	$(5,387,262)

As of December 31, 2009, the Company has net operating loss from discontinued operations for the PRC income tax purposes of $449,550 which are available to offset future taxable income, if any, through 2014.

As of December 31, 2009, the Company has net operating loss from continuing operations for United States federal income tax purposes of $5,185,673 which are available to carry back five years or offset future taxable income, if any, through 2029. The carry back amounted to $4,282,076, which creates a refund of $1,455,906 which was included in income tax refund receivable as of December 31, 2009.

At December 31, 2009 and 2008, deferred tax assets and liabilities were classified on the Company’s balance sheet as follows:

	For the Years Ended December 31,
	2009	2008

Non-current deferred income tax assets (liabilities):
Non-current deferred income tax assets	$1,036,550	$502,793
Non-current deferred income tax liabilities	(5,480,360)	(5,890,055)
Net non-current deferred income tax liabilities	$(4,443,810)	$(5,387,262)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is more likely than not that the Company will realize a portion of the benefits of the deferred tax assets as of December 31, 2009.  The amount of the deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income are reduced.

The new CIT law and its implementation rules impose a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax.  The Company has not provided for income taxes on accumulated earnings amounting $35,401,200 and $66,125,300 that are subject to the PRC withholding tax as of December 31, 2008 and 2009, respectively, since these earnings are intended to be permanently reinvested.  The amounts of unrecognized deferred tax liabilities are approximately $3,540,120 and $6,612,530 as of December 31, 2008 and 2009, respectively.

Unrecognized tax benefits, generally represented by liabilities on the balance sheet, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertain tax positions that the Company currently does not believe meet the more likely than not recognition threshold to be sustained upon examination. Reconciliation of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balance as at January 1	$1,268,108	$-	$-
Increases related to prior year tax positions	-	492,759	-
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	621,349	755,668	-
Settlements	-	-	-
Lapse of statute	-	-	-
Foreign currency translation adjustment	3,488	19,681	-
Balance as at December 31	$1,892,945	$1,268,108	$-

As of January 1, 2007 and for the year ended December 31, 2007, the Company did not have any unrecognized tax benefits relating to uncertain tax positions.

Included in the balance of unrecognized tax benefits for continuing operations at December 31, 2009 and December 31, 2008 are potential benefits of $1,598,237 and $974,131 respectively that if recognized, would affect the Company’s effective tax rate. Unrecognized tax benefits for discontinued operations at December 31, 2009 and December 31, 2008 are $294,708 and $293,977 respectively. No material interest and penalty have been recorded for the year ended December 31, 2009.  The Company does not expect that the nature of unrecognized tax benefits will change significantly within the next 12 months.

ShengdaTech and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the PRC.  ShengdaTech could be subject to U.S. federal income tax examinations by tax authorities for years starting March 31, 2006.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five year under special circumstances where the underpayment of taxes is more than RMB 100,000 ($15,000).  In the case of transfer pricing issues, the statute of limitation is ten years.  There is no statute of limitation in the case of tax evasion.  Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2004 through 2009 are open to examination by the PRC state and local tax authorities.

NOTE 9 – Commitments and contingencies

Project Investment Contract – On August 28, 2009, Faith Bloom entered into a Project Investment Contract (the “Investment Agreement”) with the local government of Hanshan County, Anhui Province, PRC (the “local government”).  Pursuant to the Investment Agreement, the Company will invest RMB 1,200,000,000 (approximately $175.70 million) in several phases by 2013, which includes an investment in a new NPCC project with capacity to manufacture 200,000 tons of NPCC per year and the purchase of approximately 341,335 square meters (approximately 84.35 acres) of land-use rights. The local government has also agreed to grant the Company mining rights to certain limestone reserves. In addition, land-use rights and mining rights grants are also subject to further local government administrative processes.

In addition, on August 28, 2009, the Company entered into an agreement with the local government to purchase the land-use rights for approximately 66,767 square meters (16.50 acres) of land (the “Land Use Right Agreement”) for use in the operations of Chaodong.  The Land Use Right Agreement is subject to the local government approval after the completion of certain local administrative processes.

Leases – The Company leases land, buildings and certain equipment from Shandong Shengda, a related party. The lease was entered into by the Company’s subsidiary, Shandong Haize Nano for a 20-year term up to 2024. These leases are classified as operating leases.

Total rent expense under these leases for the years ended December 31, 2009, 2008 and 2007 was $190,677, $187,353 and $366,403, respectively.

Future minimum lease payments under the Company's lease agreement as of December 31, 2009 are as follows:

Operating
Leases
2010	$190,677
2011	190,677
2012	190,677
2013	190,677
2014	190,677
Thereafter	1,898,827
Minimum lease payments	$2,852,212

Capital commitments – The Company has contractual obligations related to the purchase of property and equipment amounting to $386,792 as of December 31, 2009.

NOTE 10 – Related party transactions

Due to related parties –  As of December 31, 2009, the amount due to Shandong Shengda of $212,034 comprised primarily rent expense for land and buildings. During 2009, the Company issued an unsecured  note payable to Shandong Shengda bearing interest at a rate of 3.0% in exchange for certain Company expenses paid by Shandong Shengda.  Principal and accrued interest were $574,878 and $26,753, respectively, as of December 31, 2009.

In 2009, the Company’s total rent expense to related party for land and building amounted to $190,677. In addition, general and administrative expenses of $323,980 were paid by Shandong Shengda on behalf of the Company.

As of December 31, 2008, the amount due to Shandong Shengda of $771,442, comprised primarily of  rent expense for land and buildings and other general and administrative expenses paid by Shandong Shengda on behalf of the Company.

In 2008, the Company’s total rent expense to related party amounted to $669,159 for land, building and equipment. In addition, general and administrative expenses of $201,852 were paid by Shandong Shengda on behalf of the Company.

In 2008 the Company purchased $17,662,846 equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009.  Shandong Haiqing has appointed a new CEO and as a result, effective January 1, 2009, Shandong Haiqing is no longer considered a related party to the Company. As of December 31, 2008, the Company had $8,003,223 advance payment to Shandong Haiqing for equipment purchases, included in the property, plant and equipment, net. Amount due to Shandong Haiqing related to these purchases for contracts entered into prior to January 1, 2009 amounted to $1,360,393 and $965,962 as of December 31, 2009 and December 31, 2008, respectively.

NOTE 11 – Long-term convertible notes

On May 28, 2008, the Company issued $100,000,000 of 6% long-term convertible notes due June 1, 2018 (the “Notes”) in a private placement. On June 25, 2008, the Company issued an additional $15,000,000 of the Notes to cover over allotments.  Proceeds from the issuance of the Notes were $115,000,000. The Notes bear interest at 6.0 % per annum, payable semiannually on June 1 and December 1, and have a maturity date of June 1, 2018.  At maturity, subject to certain exceptions, the Company will be required to repay the principal amount of the Notes.

The Notes are convertible at the option of the holders, at any time prior to maturity, into common shares at an initial conversion rate of 100.6036 shares per $ 1,000 principal amount of the Notes (at approximately $9.94 per common share) subject to adjustment.  Holders who convert their Notes at any time prior to June 1, 2011 are entitled to additional interest in cash or, at the Company’s option, in shares of the Company’s common shares. The additional interest shall be equal to the interest due and payable from the date of issuance until and including June 1, 2011, less any interest actually paid or provided for prior to the date of such conversion (such additional interest is referred to as the “make-whole interest payment”). Upon conversion of a convertible note, if the Company chooses to pay the make-whole interest payment in shares, the aggregate make-whole interest to such noteholder shall not exceed $68.21 per each $1,000 original principal amount of Notes.

The Company adopted ASC 470-20 as of January 1, 2009 and retrospectively applied this change in accounting to all prior periods presented for which the convertible notes that may be settled in cash upon conversion (including partial conversion) were outstanding, as required by the new standard. Under this new method of accounting, the debt and equity components of the 6% long-term convertible notes were bifurcated and accounted for separately and interest expense is computed using an effective interest rate of 13.5% as the convertible notes are accreted to the face value.

The long-term convertible notes as of December 31, 2009 and 2008 are summarized in the following table:

	December 31,	December 31,
	2009	2008
Principal amount of long-term convertible notes	$90,027,000	$95,250,000

Conversion option subject to cash settlement	(10,728,461)	(17,323,690)
Net carrying amount	$79,298,539	$77,926,310

Carrying amount of additional paid-in capital	$15,214,953	$15,214,953

Conversion option subject to cash settlement or debt discount is amortized as interest expense through June 1, 2011, the earliest date the holders of the long-term convertible notes can demand payment.  In addition, prior to such date, holders of the Notes can convert their Notes and receive an additional interest in cash or, at the Company’s option, in common shares of the Company.  Debt issuance costs of $4,621,967 as of May 28, 2008, have been capitalized and are being amortized on a straight-line basis, which approximate the effective interest rate method from the date the convertible notes were issued to June 1, 2011.

Interest relating to the convertible notes was recognized as follows:

	For the Years Ended December 31,
	2009	2008	2007
Contractual coupon interest on convertible notes	$5,447,649	$3,963,167	$-
Amortization of debt discount	5,690,927	3,282,469	-
Amortization of debt issuance costs	1,217,755	861,877	-
Interest cost capitalized	(1,720,831)	(651,095)	-
Interest expense	$10,635,500	$7,456,418	$-

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

The Company evaluated the accounting for embedded call and put and determined that such call and put options are clearly and closely related to the Notes because the amount paid upon settlement is fixed at a price equal to the principal amount plus accrued and unpaid interest, and as such would not be accounted for separately.

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

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During February 2009, the Company repurchased, in privately negotiated transactions, part of the Notes with a principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144. In conjunction with the repurchases, the Company recognized a pre-tax gain of $1,624,844, net of unamortized debt issuance costs and discount of $158,109 and $904,302, respectively, for the year ended December 31, 2009.  During November and December 2008, the Company repurchased, in privately negotiated transactions, part of the Notes with a principal amount of $19,750,000 from certain investors for cash of $9,890,000 plus accrued interest of $581,792.  In conjunction with the repurchases, the Company recognized a pre-tax gain of $5,511,487, net of unamortized debt issuance costs and discount of $664,017 and $3,684,496, respectively, for the year ended December 31, 2008.

No portion of the consideration paid by the Company is deemed to represent reacquisition of the equity component at the time of the settlement based on the Company’s fair value considerations of the liability component of the convertible notes immediately prior to the extinguishment.

NOTE 12 - Shareholders’ equity

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

Statutory reserves – Under the Law of the PRC on Enterprises with Wholly Owned Foreign Investment, the Company’s subsidiaries in the PRC are required to allocate at least 10% of their after tax profits, after making good of accumulated losses as reported in their PRC statutory financial statements, to the general reserve fund and have the right to discontinue appropriations to the general reserve fund if the balance of such reserve has reached 50% of their registered capital. A transfer of $324,727, $2,488,182, and $2,341,040 from retained earnings to statutory reserves was recorded for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 13 – Share-based compensation

Options –  On January 1, April 1 and July 1, 2009, respectively, the Company issued options to a director to purchase 5,000 shares of common stock under each grant at an exercise price of $3.52, $3.10 and $3.75 per share with a contractual term of three years and vesting immediately. The fair value of each option grant was estimated at $1.35, $1.20 and $1.48, respectively.

On April 1, July 1, and October 1, 2008, respectively, the Company issued a three-year option to a director to purchase 5,000 shares of common stock under each grant at an exercise price of $8.50, $9.93, and $7.00 per share with a contractual term of three years and vesting immediately. The fair value of each option grant was estimated at $4.22, $4.55, and $3.02, respectively.

The related share-based payments were recognized as compensation expense on the date of the grant and included in general and administrative expenses in an amount of $20,173 and $58,945 for the year ended December 31, 2009 and 2008, respectively. The Company estimated the fair value of options granted using a Black-Scholes option-pricing model with the following assumptions:

	2009	2008
Expected life	1.50 years	1.50 years
Expected volatility	80.81%-81.99%	72.07%-74.23%
Risk-free interest rate	1.14% - 1.57%	1.94% - 2.90%
Dividend yield	0%	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions for the years ended December 31, 2009 and 2008 are as follows.  No options were granted prior to January 1, 2008.

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number	Exercise Price	(Years)	Value
Outstanding at January 1, 2008	-	-	-	-
Granted	15,000	$8.48
Exercised	-	-
Outstanding at December 31, 2008	15,000	$8.48	2.50	-
Granted	15,000	3.46
Exercised	-	-
Outstanding at December 31, 2009	30,000	$5.97	1.87	$40,100

Vested at December 31, 2009	30,000	$5.97	1.87	$40,100

Warrants – On April 1, 2006, the Company issued a warrant to purchase 162,285 shares of common stock to a vendor for services provided. The warrant was exercisable at $2.57 per share through March 31, 2008.  The value of the services of $153,619 was recognized as an expense on the date the warrant was issued and was based upon the fair value of the warrant using the Black-Scholes option-pricing model.  Under the terms of the warrant, the vendor was permitted to pay the exercise price by having the Company repurchase a portion of the shares from the vendor at the 30-day average closing price of the Company’s common shares ending three days prior to the exercise date. The vendor exercised the warrant on November 19, 2007 when the 30-day average closing price was $7.54 per share which resulted in the issuance of 106,933 shares of common shares to the vendor.  No tax benefit was realized from the exercise of the warrant in 2007.  In 2008, the Company recognized an excess tax benefit in the amount of $221,903 as a component of additional paid-in capital.

NOTE 14 - Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2009	2008	2007
Income from continuing operations	$23,554,157	$23,020,707	$15,202,223
Interest expense on long-term convertible notes, net of tax of $ 2,535,182	-	4,921,236	-
Gain on extinguishment of long-term convertible notes, net of tax of $ 1,873,906	-	(3,637,581)	-
Adjusted income from continuing operations	$23,554,157	$24,304,362	$15,202,223
(Loss) income from discontinued operations	$(449,550)	$13,007,595	$11,828,122
Adjusted net income	$23,104,607	$37,311,957	$27,030,345
Weighted average shares:
Basic	54,202,036	54,202,036	54,107,408
Effect of dilutive securities:
Long-term convertible notes	-	8,003,624	-
Warrants and options	2,887	-	81,002
Diluted	54,204,923	62,205,660	54,188,410
Basic earnings per share:
Income from continuing operations	$0.43	$0.42	$0.28
(Loss) income from discontinued operations	$(0.00)	$0.24	$0.22
Net income per share	$0.43	$0.66	$0.50
Diluted earnings per share:
Income from continuing operations	$0.43	$0.39	$0.28
(Loss) income from discontinued operations	$(0.00)	$0.21	$0.22
Net income per share	$0.43	$0.60	$0.50

The potential common shares of  12,390,730 related to the convertible notes were anti-dilutive and were excluded from the diluted earnings per share computation for 2009.

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock was 15,000 shares  and 15,000 shares in 2009 and 2008, respectively. There were no options issued in 2007.

NOTE 15 – Significant Concentrations, Risks and Uncertainties

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

The Company is dependent on certain suppliers for major materials used in manufacturing of its products. If the supply of certain materials were interrupted, the Company’s own manufacturing process could be delayed and could cause a possible loss of sales, which would adversely affect operating results. Purchases (net of VAT) made from two (2) local suppliers for soft coal, limestone, and modification agents for the years ended December 31, 2009, 2008 and 2007 were $15,560,635, $14,507,099 and $10,527,490, respectively.

NOTE 16 – Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, with the exception for nonrecurring, nonfinancial assets and liabilities where adoption has been deferred and will be effective on the first day of fiscal year 2010. The adoption of ASC 820 did not impact the Company’s financial position, results of operations or cash flows. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2009, the estimated fair value of the outstanding convertible notes was approximately  $86,425,920 based on the level 3 valuation which compared to a carrying value of $79,298,539. As of December 31, 2008, the estimated fair value of the outstanding convertible notes was $86,152,840 which compared to a carrying value of $77,926,310. The estimated fair value of the convertible notes is based on a mark-to-model valuation model. Due to the fact that there is no active market for this instrument, the fair value of the convertible notes was estimated using a discounted cash flow analysis based on current borrowing rates for instruments with similar terms. In addition, the Company utilized other sources of information for the relevant market parameters in order to develop its fair value.

The Company’s other financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and other receivable/payable have net carrying values that approximate their fair values due to the short-term nature of these instruments.

NOTE 17 – Discontinued Operations

The Bangsheng Chemical had ceased all operations since October 31, 2008. In December 2009, the Company committed to a plan to sell the Bangsheng Chemical’s assets, excluding certain tax receivables, accrued expenses, and non-current income taxes payable. As such the Bangsheng Chemical plant equipment and inventory were classified as assets held for sale. The remaining assets and liabilities associated with the Bangsheng Chemical segment have been classified as assets and liabilities of discontinued operations as of December 31, 2009 and have been reclassified as of December 31, 2008 for comparative purpose.

Assets and liabilities of the Bangsheng Chemical are comprised of the following:

	December 31,
	2009	2008

Inventory	$-	$336,429
Income taxes receivable	801,983	496,779
Other taxes receivable	-	129,734
Current assets of discontinued operations	$801,983	$962,942
Assets held for sale	$1,718,475	$-
Non-current assets of discontinued operations	$-	$1,777,800
Accrued expenses	$42,068	$14,912
Non-current income taxes payable	$294,708	$293,977

The non-current assets of discontinued operations represent assets plant equipment held for use as of December 31, 2008.

The operating results of the Bangsheng Chemical for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the Years Ended December 31,
	2009	2008	2007

Net sales	$295,899	$67,007,450	$53,933,120
Cost of goods sold	295,899	45,986,499	39,282,251
Gross profit	-	21,020,951	14,650,869
Operating expenses:
Selling	-	110,813	90,909
General and administrative	367,937	1,322,263	574,105
Impairment of property, plant and equipment	-	3,931,253	-
Total operating expenses	367,937	5,364,329	665,014
Operating (loss) income	(367,937)	15,656,622	13,985,855
Other income (expense):
Interest income	78,442	102,796	179,560
Other expense, net	(160,055)	(1,229)	-
Other (expense) income , net	(81,613)	101,567	179,560
(Loss) income from discontinued operations before income taxes	(449,550)	15,758,189	14,165,415
Income tax expense	-	2,750,594	2,337,293
(Loss) income from discontinued operations	$(449,550)	$13,007,595	$11,828,122

NOTE 18 – Geographic information

The following summarizes the Company’s revenue, based on the geographic location of the customers:

	For the Years Ended December 31,
	2009		2008		2007
	2009	% of sales	2008	% of sales	2007	% of sales
PRC	$94,893,019	93%	$74,479,275	90%	$46,520,075	100%
Others	7,228,785	7%	7,940,414	10%	201,598	0%
Total net sales	$102,121,804	100%	$82,419,689	100%	$46,721,673	100%

All tangible long-lived assets for continuing operations are located in three provinces in the PRC, which amounted to $123,099,860 and $98,344,722, respectively, as of December 31, 2009 and December 31, 2008.

The following summarizes the Company's revenue, based on the product applications:

	For the Years Ended December 31,
	2009	2008	2007

Rubber	$35,019,991	$35,727,730	$21,337,188
Plastic	46,276,567	30,303,950	17,333,224
Adhesive	12,122,941	8,599,392	3,642,528
Paper	1,377,526	1,357,589	2,356
Paint and Ink	3,099,474	3,079,100	2,054,040
Latex	4,225,305	3,351,928	2,352,337
	$102,121,804	$82,419,689	$46,721,673

NOTE 19 – ShengdaTech, Inc. (Parent Company)

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

For the years ended December 31, 2009 and 2008, $324,727 and $2,488,182 were appropriated from retained earnings and set aside for the statutory reserve by the Company’s subsidiaries in the PRC.

As a result of these PRC laws and regulations, the Company’s subsidiaries in the PRC are restricted in its ability to transfer a portion of their net assets to either in the form of dividends, loans or advances, which consisted of paid-up capital and statutory reserves amounting to $89,523,152 and $69,870,366, respectively, as of December 31, 2009 and December 31, 2008.

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets

	December 31,	December 31,
	2009	2008
		As adjusted
Cash	$11,262	$-
Prepaid expenses	19,983	-
Inter-company loan receivable	27,557,001	55,882,911
Income tax refund receivable	1,455,906	-
Due from inter-company	2,371,927	651,095
Investment in unconsolidated subsidiaries	221,530,711	172,492,075
Debt issuance costs	1,720,209	3,096,073
Total assets	$254,666,999	$232,122,154

Accrued expenses	$527,832	$476,250
Income taxes payable	-	1,283,951
Long-term convertible notes	79,298,539	77,926,310
Deferred income tax liabilities	4,237,210	5,387,262
Total shareholders' equity	170,603,418	147,048,381
Total liabilities and shareholders' equity	$254,666,999	$232,122,154

	For the Years Ended December 31,
	2009	2008	2007
		As adjusted
Equity in earnings of unconsolidated subsidiaries	$29,280,321	$35,990,567	$27,429,612
Operating expenses	(1,096,257)	(715,024)	(399,267)
Interest expense	(10,635,500)	(7,456,418)	-
Interest income	1,497,196	1,752,800	-
Gain on extinguishment of long-term convertible notes	1,624,844	5,511,487	-
Earnings before income taxes	20,670,604	35,083,412	27,030,345
Income taxes	(2,434,003)	(944,890)	-
Net income	$23,104,607	$36,028,302	$27,030,345

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007

Net cash used in operating activities	$(711,882)	$(2,867,631)	$(143,735)
Net cash (used in) provided by investing activities	-	(40,724,800)	136,257
Net cash provided by financing activities	723,144	43,589,329	-
Net increase (decrease) in cash	11,262	(3,102)	(7,478)
Cash at beginning of year	-	3,102	10,580
Cash at end of year	$11,262	$-	$3,102

The adoption of ASC 470-20 as discussed in Note 3 has resulted in a reduction in the carrying value of the Company’s convertible notes and debt issuance costs, an increase in deferred taxes and due from intercompany related to capitalized interest. The adoption had no impact on the 2007 condensed parent company’s financial statements.  The following table sets forth the effect of the retroactive application of ASC 470-20 on certain previously reported financial statement captions for the condensed balance sheets and condensed statements of income:

	December 31, 2008
	As previously			As retroactively
	reported	Adjustments	Reclassification	adjusted

Intercompany loan receivable	$55,882,911	$-	$-	$55,882,911
Due from inter-company	289,161	361,934	-	651,095
Investment in unconsolidated subsidiaries	172,493,493	(1,418)	-	172,492,075
Debt issuance cost, net	3,925,157	(829,084)	-	3,096,073
Deferred income tax assets	260,056		(260,056)	-
Total assets	$232,850,778	$(468,568)	$(260,056)	$232,122,154

Accrued expenses	$476,250	$-	$-	$476,250
Income taxes payable	1,283,951	-	-	1,283,951
Long-term convertible notes, net	95,250,000	(17,323,690)	-	77,926,310
Deferred income tax liabilities	-	5,647,318	(260,056)	5,387,262
Total shareholder's equity	135,840,577	11,207,804	-	147,048,381
Total liabilities and shareholder's equity	$232,850,778	$(468,568)	$(260,056)	$232,122,154

	For the Year Ended December 31, 2008
	As previously		As retroactively
	reported	Adjustments	adjusted

Equity in earnings of unconsolidated subsidiaries	$35,991,985	$(1,418)	$35,990,567
Operating expenses	(715,024)	-	(715,024)
Interest expense	(4,766,681)	(2,689,737)	(7,456,418)
Interest income	1,752,800	-	1,752,800
Gain on repurchase of long-term convertible notes	9,018,169	(3,506,682)	5,511,487
Earnings before income taxes	41,281,249	(6,197,837)	35,083,412
Income taxes	1,245,798	(2,190,688)	(944,890)
Net income	$40,035,451	$(4,007,149)	$36,028,302

There was no effect on the condensed statement of cash flows for the year ended December 31, 2008.

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

10.55
Project Investment Contract dated August 28, 2009 by and between the Company and the local government of Hanshan County, Anhui Province, People’s Republic of China (incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2009).

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

SHENGDATECH, INC.

Date: March 15, 2010	By:	/s/ XIANGZHI CHEN
Name: Xiangzhi Chen
Title: Chairman, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangzhi Chen	Chairman, Director and Chief Executive Officer	March 15, 2010
(Xiangzhi Chen)	(Principal Executive Officer)

/s/ Anhui Guo	Director and Chief Operating Officer	March 15, 2010
(Anhui Guo)

/s/A. Carl Mudd	Director	March 15, 2010
(A. Carl Mudd)

/s/ Sheldon B. Saidman	Director	March 15, 2010
(Sheldon B. Saidman)

/s/ Dongquan Zhang	Director	March 15, 2010
(Dongquan Zhang)