Form 10-Q
period 2010-03-31
ShengdaTech, Inc.
filed 2010-05-10
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock outstanding on May 10, 2010 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information

Item 1.	Financial Statements	F-1

	Unaudited Condensed Consolidated Balance Sheets – March 31, 2010 and December 31, 2009	F-1

	Unaudited Condensed Consolidated Statements of Income – Three months ended March 31, 2010 and 2009	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2010 and 2009	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II — Other Information

Item 1A.	Risk Factors	14

Item 6.	Exhibits	15

Signatures		16

Item 1. Financial Statements
SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2010	2009
ASSETS
Current assets:
Cash		$117,277,879	$115,978,763
Accounts receivable		5,076,968	4,600,722
Inventories	(3)	2,038,318	2,018,283
Prepaid expenses and other receivables		3,388,568	3,947,086
Income tax refund receivable		1,455,906	1,455,906
Current assets of discontinued operations	(14)	806,500	801,983
Assets held for sale	(14)	1,718,751	1,718,475
Total current assets		131,762,890	130,521,218

Property, plant and equipment, net	(4)	125,266,065	123,099,860
Land use rights		15,356,050	15,432,743
Intangible assets		263,600	280,329
Debt issuance costs		1,418,686	1,720,209
Deposit for land use rights	(6)	2,916,942	-
Total assets		$276,984,233	$271,054,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$3,829,255	$3,998,532
Accrued expenses and other payables		5,864,951	4,737,356
Payable for acquisition	(2)	-	3,803,060
Income taxes payable		1,751,820	60,573
Due to related parties	(7)	2,020,199	1,572,427
Current liabilities of discontinued operations	(14)	42,075	42,068
Total current liabilities		13,508,300	14,214,016

Long-term convertible notes	(8)	80,908,126	79,298,539
Non-current income taxes payable	(5)	1,691,599	1,598,237
Note payable to related party	(7)	-	601,631
Deferred income tax liabilities		3,300,165	4,443,810
Non-current liabilities of discontinued operations	(14)	294,755	294,708
Total liabilities		99,702,945	100,450,941

Shareholders' equity:
Preferred Stock, par value: $0.00001, authorized: 10,000,000, outstanding, nil		-	-
Common Stock, par value: $0.00001, authorized: 100,000,000 issued and outstanding: 54,202,036		542	542
Additional paid-in capital		37,132,442	37,132,442
Statutory reserves		8,455,328	8,455,328
Retained earnings		117,842,311	111,197,045
Accumulated other comprehensive income		13,850,665	13,818,061
Total shareholders' equity		177,281,288	170,603,418

Commitments and contingencies	(6)

Total liabilities and shareholders' equity		$276,984,233	$271,054,359

See accompanying notes to unaudited condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended March 31,
	Note	2010	2009
			As restated (Note 1)

Net sales		$30,226,714	$20,672,353
Cost of goods sold		17,528,919	12,185,227
Gross profit		12,697,795	8,487,126

Operating expenses:
Selling		520,053	316,808
General and administrative		1,464,693	1,257,977
Total operating expenses		1,984,746	1,574,785
Operating income		10,713,049	6,912,341

Other income (expense):
Interest income		94,477	181,129
Interest expense	(4)	(3,265,916)	(2,448,907)
Gain on extinguishment of long-term convertible notes		-	1,624,844
Other expense, net		(3,077)	(2,257)
Other expense, net		(3,174,516)	(645,191)

Income from continuing operations before income taxes		7,538,533	6,267,150

Income tax expense		836,272	913,348
Income from continuing operations		6,702,261	5,353,802

Discontinued operations	(14)
Loss from discontinued operations before income taxes		(56,995)	(78,162)
Income tax expense		-	-
Loss from discontinued operations		(56,995)	(78,162)

Net income		$6,645,266	$5,275,640

Basic earnings per share:	(11)
Income from continuing operations		$0.12	$0.10
Loss from discontinued operations		$(0.00)	$(0.00)
Net income per share		$0.12	$0.10
Diluted earnings per share:	(11)
Income from continuing operations		$0.12	$0.09
Loss from discontinued operations		$(0.00)	$(0.00)
Net income per share		$0.12	$0.09
Weighted-average shares outstanding:	(11)
Basic		54,202,036	54,202,036
Diluted		54,207,633	67,432,169

See accompanying notes to unaudited condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
		As restated (Note 1)
Cash flows from operating activities:
Net income	$6,645,266	$5,275,640
Loss from discontinued operations	(56,995)	(78,162)
Income from continuing operations	6,702,261	5,353,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,514,300	997,290
Land use rights expense	93,758	79,530
Amortization of debt issuance costs	301,523	313,185
Amortization of debt discount	1,609,587	1,283,016
Gain on extinguishment of long-term convertible notes	-	(1,624,844)
Deferred income tax assets	(1,143,679)	(140,821)
Share-based compensation expense	-	6,771
Changes in operating assets and liabilities:
Accounts receivable	(475,511)	1,016,959
Prepaid expenses and other receivables	561,349	426,092
Inventories	(19,711)	300,469
Accounts payable	62,180	(191,724)
Accrued expenses and other payables	1,126,916	730,731
Income taxes payable/refund receivable	1,784,360	(1,320,495)
Due to related parties	(154,115)	48,286
Net cash provided by operating activities	11,963,218	7,278,247
Cash flows from investing activities:
Cash paid for acquisition of Chaodong	(3,808,240)	-
Purchase of property, plant and equipment, including interest capitalized	(3,892,821)	(4,560,726)
Purchase of land use rights	(2,916,972)	-
Net cash used in investing activities	(10,618,033)	(4,560,726)
Cash flows from financing activities:
Payment to extinguish long-term convertible notes	-	(2,535,745)
Net cash used in financing activities	-	(2,535,745)
Cash flows from discontinued operations:
Net cash used in operating activities	(61,384)	(359,502)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Effects of exchange rate changes on cash in discontinued operations	3,482	27,352
Net cash used in discontinued operations	(57,902)	(332,150)
Effect of exchange rate changes on cash	11,833	43,203
Net increase (decrease) in cash	1,299,116	(107,171)
Cash at beginning of period	115,978,763	114,287,073
Cash at end of period	$117,277,879	$114,179,902

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$(232,102)	$(3,138,177)
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$193,633	$2,675,461
Cash paid for interest, net of capitalized interest	$-	$72,144

See accompanying notes to unaudited condensed consolidated financial statements.

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

In December 2009, the Company committed to a plan to sell substantially all of the Bangsheng Chemical operating assets, primarily plant equipment, as well as satisfied all of the other criteria in order for a long-lived asset (disposal group) to be classified as held for sale in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Section 360-10-45, Impairment or Disposal of Long-Lived Assets, or ASC 360-10-45, and the criteria for reporting discontinued operations in accordance with FASB ASC Subtopic 205-20,  Discontinued Operations, or ASC 205-20, as of December 31, 2009. As a result, the Company has presented the assets, liabilities, operating results and cash flows of Bangsheng Chemical as discontinued operations for all periods presented in the accompanying interim condensed consolidated financial statements. In addition, Bangsheng Chemical plant equipment and inventory to be disposed of are classified as assets held for sale. As of December 31, 2009, the Company had ceased all operations at Bangsheng Chemical. Additional information on discontinued operations is disclosed in Note 14.

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Anhui Chaodong Nanomaterials Science and Technology, Co., Ltd (“Chaodong”).  See Note 2.

Basis of presentation

The accompanying interim condensed consolidated financial statements of the Company include the accounts of ShengdaTech and its wholly-owned subsidiaries.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of the Company’s management, the interim condensed consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009, which are included in the Company's  2009 Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reporting period. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

Correction of errors

The Company’s interim condensed consolidated statements of income and cash flows for the three months ended March 31, 2009 has been restated from previously issued interim condensed consolidated financial statements to correct an overstatement of income tax expense of $293,068 resulting from extinguishment of long-term convertible notes in February 2009.

Recently  adopted accounting pronouncements

On January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations , or ASC 805. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the capitalization of research and development assets acquired in a business combination at their acquisition date fair values, separately from goodwill. In addition, ASC 805 requires that any post-acquisition adjustments to deferred tax asset valuation allowances and liabilities related to uncertain tax positions be recognized in current period income tax expense. ASC 805 was effective for the Company beginning January 1, 2009. The Company accounted for the acquisition of Chaodong in accordance with ASC 805 (See Note 2).

NOTE 2 - Acquisition

On December 11, 2009, the Company acquired 100% of the equity interest of Chaodong, a manufacturer of NPCC, including mining rights to certain limestone reserves (with a remaining period of approximately two years for the mining rights) and existing buildings and equipment for cash consideration of RMB 26,000,000 (approximately $3.8 million). The Company did not assume any liabilities as of the date of the acquisition. The operating results of Chaodong are included in the Company’s condensed consolidated financial statements from the date of the acquisition.

The purchase price of $3.8 million was paid in full on January 20, 2010. The allocation of the purchase price is subject to finalization of management’s analysis of certain local tax matters as of the acquisition date. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and may also result in adjustments to depreciation expense. In addition, the historical financial statements may need to be revised retrospectively pending the resolution of the remaining purchase price allocation items. The final allocation is expected to be completed in the second quarter 2010.

The following pro forma information summarizes the result of operations for the three months ended March 31, 2009, as if the Chaodong acquisition had occurred as of the beginning of the quarter presented. Adjustments for depreciation expense based on the fair value of the newly acquired property and equipment using the Company’s depreciation policy and amortization of mining rights based on the Company’s amortization policy have been applied retroactively. The pro forma result does not reflect any operating efficiencies or potential cost savings that may result from the combined operations of the Company and Chaodong. Accordingly, the pro forma result is presented for illustrative purposes and is not intended to represent or be indicative of the actual result of operations of the combined companies that would have been achieved had the acquisition occurred at the beginning of the period presented, nor is it intended to represent or be indicative of future result of operations.

Pro Forma
For the Three Months
Ended March 31,2009
Net sales	$20,672,353
Operating income	6,747,032
Income from continuing operations	5,189,991
Loss from discontinued operations	(78,162)
Net income	$5,111,829

NOTE 3 – Inventories

Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$1,071,403	$1,003,929
Work-in-process	408,598	383,960
Finished goods	558,317	630,394
Total inventories	$2,038,318	$2,018,283

Raw materials consist primarily of anthracite and limestone supplies used in the Company’s production of NPCC products.

NOTE 4 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2010	2009
Buildings	$30,242,528	$30,224,605
Plant, machinery and equipment	104,956,452	104,836,652
Motor vehicles	150,867	150,843
Office equipment	577,884	592,456
Construction in progress	3,697,543	138,163
Total property, plant and equipment	139,625,274	135,942,719
Less: accumulated depreciation	(14,359,209)	(12,842,859)
Total property, plant and equipment, net	$125,266,065	$123,099,860

Depreciation expense was $1,514,300 and $997,290 for the three months ended March 31, 2010 and 2009, respectively.

A reconciliation of total interest cost incurred to interest expense as reported in the condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended March 31,
	2010	2009
Total interest cost incurred	$3,265,916	$2,995,931
Interest cost capitalized	-	(547,024)
Interest expense	$3,265,916	$2,448,907

NOTE 5 – Income taxes

The Company’s effective income tax rates are 11.1% and 14.6% for each of the three months ended March 31, 2010 and 2009, respectively.  Income tax expense includes federal and foreign income tax at statutory rates, the effects of permanent differences, and foreign income tax holidays.

Management periodically evaluates the likelihood of the realization of deferred income tax assets, and reduces the carrying amount of those deferred income tax assets, by a valuation allowance to the extent it believes that such portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred income tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.

The Company is also subject to audits by foreign taxing authorities, primarily tax authorities of the PRC, where the Company conducts a majority of its business.

Management evaluates the Company’s tax positions quarterly and the associated interest and penalties, if applicable. As of March 31, 2010 the Company’s unrecognized tax benefit, included in non-current income taxes payable on the Company’s unaudited condensed consolidated balance sheet, amounted to $1,691,599.

NOTE 6 – Commitments and contingencies

Project Investment Contract – On August 28, 2009, Faith Bloom entered into a Project Investment Contract (the “Investment Agreement”) with the local government of Hanshan County, Anhui Province, PRC (the “local government”).  Pursuant to the Investment Agreement, the Company will invest RMB 1,200,000,000 (approximately $175.7 million) in several phases by 2013, which includes an investment in a new NPCC project with capacity to manufacture 200,000 tons of NPCC per year and the purchase of approximately 341,335 square meters (approximately 84.35 acres) of land use rights. The local government has also agreed to grant the Company mining rights to certain limestone reserves. In addition, land use rights and mining rights grants are also subject to further local government administrative processes.

The Company made a prepayment for land use rights of approximately RMB19,940,508 (approximately $2.9 million) to the local government during the three months ended March 31, 2010, which has been reflected in deposit for land use rights on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2010. On April 16, 2010, the Company was notified by the Bureau of Land and Resources of Hanshan County that the land use rights of 335,889 square meters (approximately 83.00 acres) for the expansion of Chaodong plant facilities had been granted to the Company after completion of the local government administrative approval processes. As a result, the Company would pay an additional RMB70,749,522 (approximately $10.4 million) for the purchase of the land use rights.  On April 30, 2010, the Company made a payment of RMB 20,000,000 (approximately $2.9 million) for the purchase. The remaining balance will be paid in second quarter 2010.

In addition, on August 28, 2009, the Company entered into an agreement with the local government to purchase the land use rights for approximately 66,767 square meters (16.50 acres) of land (the “Land Use Right Agreement”) for use in the operations of Chaodong.  The Land Use Right Agreement is subject to local government approval after the completion of certain local administrative processes.

Leases – The Company leases land and buildings from Shandong Shengda, a related party. The lease was entered into by the Company’s subsidiary, Shandong Haize Nano for a 20-year term up to 2024. These leases are classified as operating leases.

Total rent expense under these leases for the three months ended March 31, 2010 and 2009 was $47,703 and $47,630, respectively.

Future minimum lease payments under the Company's lease agreement as of March 31, 2010 are as follows:

Lease
Payments
2010	$143,109
2011	190,813
2012	190,813
2013	190,813
2014	190,813
Thereafter	1,899,405
$2,805,764

Capital commitments – The Company has contractual obligations related to the purchase of property and equipment amounting to $8,339,194 as of March 31, 2010.

NOTE 7 – Related party transactions

Due to related parties – As of March 31, 2010 and December 31, 2009, the Company owed Shandong Shengda $53,555 and $212,034, respectively, comprised primarily of rent expense for land and buildings. In addition, the Company has a 3% unsecured note payable to Shandong Shengda.  Total principal and accrued interest outstanding was $606,032 and $601,631 as of March 31, 2010 and December 31, 2009, respectively. The note payable plus accrued interest is expected to be paid before December 31, 2010 and is included in the due to related parties on accompanying unaudited condensed consolidated balance sheet as of March 31, 2010.

In 2008 the Company purchased $17,662,846 of equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009.  Shandong Haiqing has appointed a new CEO and as a result effective January 1, 2009, Shandong Haiqing is no longer considered a related party of the Company. Amounts due to Shandong Haiqing related to these purchases for contracts entered into prior to January 1, 2009 amounted to $1,360,612 and $1,360,393 as of March 31, 2010 and December 31, 2009, respectively. The amount, which was related to equipment quality retention withheld for one year from the time of the Zibo facility starting its operations, is expected to be paid to Shandong Haiqing in August 2010 based on the term of the original purchase agreement.

NOTE 8 – Long-term convertible notes

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

The Company adopted ASC 470-20 as of January 1, 2009. Under the new method of accounting, the debt and equity components of the 6% long-term convertible notes were bifurcated and accounted for separately and interest expense is computed using an effective interest rate of 13.5% as the convertible notes are accreted to the face value.

The long-term convertible notes as of March 31, 2010 and December 31, 2009 are summarized in the following table:

	March 31,	December 31,
	2010	2009
Principal amount of long-term convertible notes	$90,027,000	$90,027,000
Conversion option subject to cash settlement	(9,118,874)	(10,728,461)
Net carrying amount	$80,908,126	$79,298,539

Carrying amount of additional paid in capital	$15,214,953	$15,214,953

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

Interest relating to the convertible notes was recognized as follows:

	For the Three Months Ended March 31,
	2010	2009
Contractual coupon interest on convertible notes	$1,350,405	$1,396,434
Amortization of debt discount	1,609,587	1,283,016
Amortization of debt issuance costs	301,523	313,185
Interest cost capitalized	-	(547,989)
Interest expense	$3,261,515	$2,444,646

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

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During February 2009, the Company repurchased, in privately negotiated transactions, part of the Notes with a principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144. In conjunction with the repurchases, the Company recognized a pre-tax gain of $1,624,844, net of unamortized debt issuance costs and discount of $158,109 and $904,302, respectively, for the three months ended March 31, 2009.

No portion of the consideration paid by the Company was deemed to represent reacquisition of the equity component at the time of the settlement based on the Company’s fair value considerations of the liability component of the convertible notes immediately prior to the extinguishment.

NOTE 9 – Share-based compensation

Options – There were no option granted for the three months ended March 31, 2010. On January 1, 2009, the Company issued an option to a director to purchase 5,000 shares of common stock at an exercise price of $3.52 per share with a contractual term of three years and vesting immediately. The fair value of the option grant was estimated at $1.35.

The related share-based payment was recognized as compensation expense on the date of the grant and included in general and administrative expenses in an amount of $6,771 for the three months ended March 31, 2009. The Company estimated the fair value of options granted using a Black-Scholes option-pricing model with the following assumptions:

2009
Expected life	1.50 years
Expected volatility	80.81%
Risk free interest rate	1.14%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions for the three months ended March 31, 2010 are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	30,000	$5.97	1.87	$40,100
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2010	30,000	$5.97	1.63	$62,950

Vested at March 31, 2010	30,000	$5.97	1.63	$62,950

NOTE 10 – Comprehensive income

The following table presents the components of total comprehensive income for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Net income	$6,645,266	$5,275,640
Other comprehensive:
Foreign currency translation adjustments	32,604	215,823
Comprehensive income	$6,677,870	$5,491,463

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2010	2009
Income from continuing operations	$6,702,261	$5,353,802
Interest expense on convertible notes, net of tax of $831,180	-	1,613,466
Gain on extinguishment of long-term convertible notes, net of tax of $552,447	-	(1,072,397)
Adjusted income from continuing operations	$6,702,261	$5,894,871
Loss from discontinued operations	$(56,995)	$(78,162)
Adjusted net income	$6,645,266	$5,816,709

Weighted average shares:
Basic	54,202,036	54,202,036
Effect of dilutive securities:
Long-term convertible notes	-	13,230,133
Options	5,597	-
Diluted	54,207,633	67,432,169

Basic earnings per share:
Income from continuing operations	$0.12	$0.10
Loss from discontinued operations	$(0.00)	$(0.00)
Net income per share	$0.12	$0.10
Diluted earnings per share:
Income from continuing operations	$0.12	$0.09
Loss from discontinued operations	$(0.00)	$(0.00)
Net income per share	$0.12	$0.09

The potential common shares of 10,465,643 related to the convertible notes were anti-dilutive and were excluded from the diluted earnings per share computation for the three months ended March 31, 2010.

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock were 15,000 and 20,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The Company is dependent on certain suppliers for major materials used in manufacturing of its products. If the supply of certain materials were interrupted, the Company’s own manufacturing process could be delayed and could cause a possible loss of sales, which would adversely affect operating results. Purchases (net of VAT) made from two (2) local suppliers for soft coal, limestone, and modification agents for the three months ended March 31, 2010 and 2009 were $3,156,279 and $3,221,424, respectively.

NOTE 13 – Fair Value Measurements

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

As of March 31, 2010, the estimated fair value of the outstanding convertible notes was $93,177,945 based on the level 3 valuation which compared to a carrying value of $80,908,126. As of December 31, 2009, the estimated fair value of the outstanding convertible notes was approximately $86,425,920 based on the level 3 valuation which compared to a carrying value of $79,298,539. Due to the fact that there is no active market for this instrument, the fair value of the convertible notes was estimated using a discounted cash flow analysis based on current borrowing rates for instruments with similar terms. In addition, the Company utilized other sources of information for the relevant market parameters in order to develop its fair value.

The Company’s other financial instruments including cash, accounts receivable, accounts payable, accrued expenses and other receivable/payable have net carrying values that approximate their fair values due to the short-term nature of these instruments.

NOTE 14 – Discontinued Operations

The Bangsheng Chemical had ceased all operations since October 31, 2008. In December 2009, the Company committed to a plan to sell the Bangsheng Chemical’s assets, excluding certain tax receivables, accrued expenses, and non-current income taxes payable. As such the Bangsheng Chemical plant equipment and inventory were classified as assets held for sale. The remaining assets and liabilities associated with the Bangsheng Chemical segment have been classified as assets and liabilities of discontinued operations as of March 31, 2010 and December 31, 2009.

Assets and liabilities of the Bangsheng Chemical are comprised of the following:

	March 31,	December 31,
	2010	2009
Prepaid expenses	$4,389	$-
Income taxes receivable	802,111	801,983
Current assets of discontinued operations	$806,500	$801,983
Assets held for sale	$1,718,751	$1,718,475
Accrued expenses	$42,075	$42,068
Non-current income taxes payable	$294,755	$294,708

The operating results of the Bangsheng Chemical are as follows:

	For the Three Months Ended March 31,
	2010	2009
Operating expenses:
General and administrative	$56,995	$97,547
Total operating expenses	56,995	97,547
Operating loss	(56,995)	(97,547)
Other income:
Interest income	-	19,385
Other income, net	-	19,385
Loss from discontinued operations before income taxes	(56,995)	(78,162)
Income tax expense	-	-
Loss from discontinued operations	$(56,995)	$(78,162)

NOTE 15 – Geographic information

The following summarizes the Company’s revenue, based on the geographic location of the customers:

	For the Three Months Ended March 31,
	2010		2009
	Amount	% of sales	Amount	% of sales
PRC	$29,728,918	98%	$17,655,520	85%
Others	497,796	2%	3,016,833	15%
Total net sales	$30,226,714	100%	$20,672,353	100%

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows.

Overview

We are a leading and fast-growing Chinese manufacturer of specialty additives. Our nano-precipitated calcium carbonate (NPCC) products are used as functional additives in various products due to their special chemical and physical attributes. As a market leader of high-grade NPCC products, we use advanced processing technology to convert limestone into high-quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries.

Prior to November 2008, we also manufactured, marketed and sold coal-based chemical products, namely, ammonium bicarbonate, liquid ammonia, methanol, and melamine via our Bangsheng Chemical Facility in Tai’an City. We marketed and sold coal-based chemical products mainly as chemical fertilizers and raw materials for the production of organic and inorganic chemical products, including formaldehyde and pesticides.  On June 16, 2008, the Tai’an City Government, as part of China’s strengthening of environmental law enforcement reform, issued a notice directing our Bangsheng Chemical Facility to cease production due to the close proximity to residential and non-manufacturing business properties.  In accordance with the notice, we ceased production on October 31, 2008. As a result of the closure, we recorded an impairment charge of approximately $3.9 million for Bangsheng Chemical Facility equipment in the fourth quarter of 2008. We do not believe there is additional impairment of the assets as of March 31, 2010. In December 2009, the Company decided to sell all of its operating assets and inventories at the Bangsheng Chemical Facility. Although we discontinued the Bangsheng coal-based chemical operations, the Company is currently seeking other strategic opportunities in the chemical business.

 Organization

ShengdaTech is incorporated in the state of Nevada, United States of America (“U.S.”).  ShengdaTech’s wholly-owned subsidiaries, Anhui Chaodong Nanomaterials Science and Technology Co. Ltd. (“Chaodong ” or “CNST”), Shandong Haize Nano Co., Ltd. (“Shandong Haize Nano”), Bangsheng Chemical, Shaanxi Haize Nano Co., Ltd. (“Shaanxi Haize Nano”), and Zibo Jiaze Nano Material Ltd. (“Zibo Nano”) and collectively the “PRC operating subsidiaries” are established under the laws of the PRC.

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Chaodong.

Our corporate structure is depicted in the following chart:

Net Sales

We derive our net sales from the sale of our NPCC products. The most significant factors that directly or indirectly affect our sales are as follows:

•	Manufacturing capacity of NPCC;

•	Breakthroughs of R&D and applications of NPCC;

•	Pricing of our NPCC products;

•	Competitive landscape;

•	Industry demand;

•	Section 421 of the Trade Act of 1974; and

•	Exchange rate

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of December 31, 2008 and further to 250,000 metric tons as of March 31, 2010. Our Phase I NPCC facility in Zibo started production in late August 2009. The facility reached 90% capacity utilization at the end of 2009 and 100% capacity in January 2010. Our Anhui Facility is expected to achieve 10,000 metric tons of capacity in Q2 2010, after we complete certain repair and maintenance of the acquired facility and equipment and perform certain technological upgrades consistent with our Shandong Haize and Zibo facilities. Increasing capacity allows us to respond to growing product demand, provide a stable supply of NPCC to our existing customers, and be well positioned to attract new customers.

Breakthroughs of research and development and applications of NPCC. In conjunction with Tsinghua University, we successfully completed the development of membrane-dispersion technology for NPCC production, which was officially granted a 20-year patent in November 2007. With the membrane-dispersion patent and the continuing efforts of our R&D department in developing new NPCC products for applications in different industries, we believe that we will maintain our leading position in technology for the NPCC market in China.

Pricing of our NPCC products. Pricing of our NPCC products generally is determined by manufacturing costs, overall market demand, competition, and, increasingly, costs associated with technology. In addition, pricing of some of our NPCC products depends on the amount of cost saving that a particular industry or customer can achieve through use of NPCC as a substitute. For example, with respect to tire and PVC building materials, pricing of NPCC products is principally affected by the cost-saving benefit our customers realize by replacing some of the relatively expensive carbon black and silicon dioxide with less-expensive NPCC. With respect to paper, pricing of NPCC is principally affected by comparable imports. In the next few years, we may be forced to reduce the selling price in order to remain competitive, particularly with smaller companies in the markets served.

Competitive landscape. Competition in the Chinese NPCC market is moderate and stratified. In low-end applications, where several options are available, including precipitated calcium carbonate (“PCC”) and other fillers, suppliers are experiencing price pressure from their counterparts and from end users. However, in more complex applications, where NPCC use has proven to lower manufacturing costs and improve quality, end users will accept higher-priced and technologically advanced products, especially producers of tires, adhesives, high-end oil and inks, and auto coating industries. The Company’s target market is potential end users of high-end NPCC products. Our exclusive, patent-protected membrane-dispersion technology differentiates us from other competitive offerings and enables us to penetrate the market.

Industry demand. Our business and sales growth depends on industry demand for NPCC. The downstream industries we supply are the tire, polyvinyl chloride (“PVC”) building materials, ink, paint, latex, adhesive, paper and polyethylene (“PE”) industries. Given the diverse application of our NPCC products and the development of our R&D pipeline for new end markets, we believe that our business is well positioned for continued growth.

Section 421 of the Trade Act of 1974. China’s accession to the World Trade Organization (“WTO”) included transitional remedies to address import surges into other countries leading to market disruption. In the United States, the relevant safeguard provision was enacted as Section 421 of the Trade Act of 1974.  Section 421 permits U.S. domestic industries and workers injured by rapidly increasing imports from China to seek relief. Similar to other safeguard provisions, a Section 421 investigation is initiated by the filing of a petition with the United States International Trade Commission (“ITC”). On the basis of information developed in such investigation, the ITC determined, pursuant to Section 421(b)(1) of the Trade Act of 1974, that certain passenger vehicle and light truck tires from the People’s Republic of China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products. On September 11, 2009, the United States government announced the decision to grant relief to the tire industry in the form of tariffs on such passenger vehicle and light truck tires being increased for a three-year period by 35% in year one, 30% in year two, and 25% in year three. The increase in tariffs may harm the export business of our NPCC customers in the tire industry, which would decrease demand for our NPCC products, cause our revenue to decline, and materially and adversely affect our business.

Exchange rate. Sales of our products may be affected by changes in the foreign exchange rate between USD and RMB as the functional currency of our operating subsidiaries in the PRC is the RMB, while our financial statements are expressed in USD, the functional currency of ShengdaTech, Inc. The accompanying  unaudited condensed consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

Cost of Goods Sold

Cost of goods sold for NPCC consists primarily of (a) consumption of raw materials and auxiliary raw materials, (b) use of water and electricity, (c) machinery depreciation and (d) workers’ salaries.

The most significant factors that directly or indirectly affect our cost of goods sold are the following:

•	Processing technologies for NPCC;

•	Cost of transporting raw material;

•	Supply and price of limestone;

•	Availability and price of coal;

•	Supply and price of electricity; and

•	Fluctuations in the RMB to USD exchange rate.

Process technologies for NPCC. Continual advancement of NPCC processing technologies is crucial in order to deliver value to our clients. In conjunction with Tsinghua University, we successfully completed development of a more advanced membrane-dispersion technology, which was officially granted a patent in November 2007. We and Tsinghua University each have a 50% ownership share of the technology. We have the exclusive right to use the technology under a license agreement with Tsinghua University for the life of the patent. The membrane-dispersion technology enables us to produce NPCC in a more efficient and cost effective way.

Transporting, supply, and price of limestone. Limestone is the most important raw material for NPCC. Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with the mining contractor that conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Zibo High-Tech Industrial Development Zone Management Committee (the “Management Committee”). Under the terms of the agreement, the Management Committee will sell to the Company, sources of good quality limestone, with the sale and transfer of the mining rights to be completed within 12 months. As of March 31, 2010, granting of mining rights to the Company in Zibo is still under review of the Management Committee. In addition, the acquisition of Chaodong on December 11, 2009 included approximately two years of limestone mining rights. As of March 31, 2010, we had not yet obtained the final reserve report of the limestone but we have applied for extension of mining rights with the PRC government. If the application is approved, another thirty years of mining rights will be granted. In addition, we have entered into a Project Investment Agreement with the government of Hanshan County, Anhui Province, which also includes exclusive mining rights of up to 60 million metric tons of good quality limestone. Access to the limestone guarantees our requirement for high-quality raw materials and satisfies our needs for expansion.

Availability and price of coal. Coal is used in the production of our NPCC products as a key fuel for the calcination of limestone. Coal is approximately 20% of our total cost of goods.  We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Average coal price has fluctuated throughout the periods, increasing from approximately $135 per metric ton for the first quarter of 2009 to approximately $161 per metric ton for the first quarter of 2010.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC; it is currently supplied by the local government. The price of electricity for the NPCC industry remained fairly consistent at $0.07/kwh for the first three months of 2009 and 2010.

Exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB as the functional currency of our operating subsidiaries in the PRC is the RMB while our financial statements are expressed in USD, which is the functional currency of ShengdaTech, Inc. The accompanying  unaudited condensed consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

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

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.  Selling expenses consists primarily of (a) salaries of sales personnel, (b) sales commissions, (c) travel, lodging and other out-of-pocket expenses, and (d) other related miscellaneous expenses.

General and administrative expense consists primarily of (a) salaries of administrative and R&D personnel, (b) labor union fees, (c) insurance fees, (d) lease payments for offices, housing and property, (e) expenses related to being a public company and (f) other related expenses. We expect general and administrative expense to continue to increase but it will decrease as a percentage of sales. Being a publicly traded company, we will incur additional expenses related to costs of compliance with securities and other regulations, including increased audit and legal fees and investor relations expenses. As we continue to expand our operations, our potential merger and acquisition activities will incur additional expenses related to due diligence, audit, business appraisals, and valuations.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our significant accounting policies are set forth in detail in Note 2 to our consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) there is persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client (except for our exported products, for which title transfers at the customer’s port), risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied.  We sell all products to end users and recognize revenues, net of sales rebates and taxes, when the products are shipped. We have no post-delivery obligations on our products sold.

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value.

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

Business combination - The application of purchase accounting requires certain estimates and assumptions especially concerning determination of the fair values of the acquired intangible assets and property, plant and equipment as well as liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant, and equipment have to be determined. Measurement of fair value and useful lives are based, to a large extent, on anticipated cash flows. If actual cash flows vary from those used in calculating fair values, this may significantly affect the Company’s future results of operations. Among the factors that may affect the assumptions regarding future cash flows are long-term sales forecasts, anticipation of selling price erosion due to excessive capacities, and competitor’s actions. For significant acquisitions, the purchase price allocation is carried out with assistance from independent third-party valuation specialists. The valuations are based on information available at the acquisition date.

Results of operations

Continuing Operation —Comparison For the Three months ended March 31, 2009 and 2010

Sales of Products

	For the Three Months Ended March 31,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Net sales-NPCC	20,672,353	100.0	30,226,714	100.0	9,554,361	46.2

For the three months ended March 31, 2010, sales increased by $9,554,361 or 46.2% compared to the three months ended March 31, 2009. The increase was mainly due to an increase in sales volume of 19,344 metric tons that resulted from the additional production capacity of the Zibo Facility. In addition, the average selling price for the three months ended March 31, 2010 was $485 per metric ton, an increase of $4 per metric ton from an average selling price of $481 per metric ton for the three months ended March 31, 2009. The increase in our average selling price was due primarily to changes in our pricing strategy and in our product mix based on market demands. For the three months ended March 31, 2010, sales of PE and latex applications increased by 18,365 and 5,296 metric tons respectively, compared to the three months ended March 31, 2009, due to the increase of industrial applications by existing customers as well as newly added customers subsequent to the first quarter of 2009. Sales for tires, PVC, paper, and ink applications, for the three months ended March 31, 2010, decreased by 820, 2,014, 338, and 1,389 metric tons respectively, due primarily to specific customers’ needs and demand and timing of their purchases. . Sales of paint and auto underbody coating applications remained stable compared to the three months ended March 31, 2009.

On December 11, 2009, we acquired 100% of the equity interest of Chaodong.  Our Chaodong Facility is expected to start its production in Q2 2010. There were no sales generated from the newly acquired entity for the three months ended March 31, 2010.

Cost of Goods Sold and Gross Profit

	For the Three Months Ended March 31,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Cost of Goods Sold-NPCC	12,185,227	58.9	17,528,919	58.0	5,343,692	43.9

Gross Profit-NPCC	8,487,126	41.1	12,697,795	42.0	4,210,669	49.6

Cost of goods sold increased by $5,343,692 or 43.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, mainly due to the increase in sales volume.

Gross margin increased by 0.9%, from 41.1% for the three months ended March 31, 2009 to 42.0% for the three months ended March 31, 2010, mainly due to increased sales volume of products with high-gross margin resulting from changes in product pricing and product mix.

Operating Expenses

	For the Three Months Ended March 31,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating Expenses
Selling expenses	316,808	1.5	520,053	1.7	203,245	64.2
General and administrative expenses	1,257,977	6.1	1,464,693	4.8	206,716	16.4
Total Operating expenses	1,574,785	7.6	1,984,746	6.5	409,961	26.0

Selling expenses increased by $203,245, or 64.2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was mainly due to increased business volume during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and the increased sales commissions earned of $89,406. Although the commission rate decreased to 1% from 1.6% for the prior year due to the implementation of the new sales commission policy, which became effective in January 1, 2010, sales commission expense increased due to increased sales volume and revenue. In addition, for the three months ended March 31, 2010, office expenses, salary, and welfare expenses related to sales, increased by $113,839 compared to the three months ended March 31, 2009.

General and administrative expenses increased by $206,716 or 16.4 % for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 but, as a percentage of revenue, decreased by 21.3%. The increase was due mainly to an increase in our depreciation expenses of $148,784 in connection with the newly acquired Chaodong facility in December 2009, which is under repair and maintenance and is expected to be in production in second quarter 2010 and an increase in land use and property taxes for Zibo facility, of which commenced its operations in August 2009.

Operating income and earnings before Income Taxes

	For the Three Months ended March 31
	2009		2010		Change
	Amount($)	% of Total Revenue	Amount($)	% of Total Revenue	Amount($)%
Operating Income	6,912,341	33.4	10,713,049	35.4	3,800,708	55.0
Interest income	181,129	0.9	94,477	0.3	(86,652)	(47.8)
Interest expense	(2,448,907)	(11.9)	(3,265,916)	(10.8)	(817,009)	33.4
Gain on extinguishment of long-term convertible notes	1,624,844	7.9	-	-	(1,624,844)	(100)
Other expenses, net	(2,257)	(0.0)	(3,077)	(0.0)	(820)	36.3
Earnings from continuing operations before income taxes	6,267,150	30.3	7,538,533	24.9	1,271,383	20.3
Income tax expense	913,348	4.4	836,272	2.8	(77,076)	(8.4)

Operating income increased by $3,800,708 or 55.0% for the three-month period ended March 31, 2010, compared to the three-month periods ended March 31, 2009, mainly due to increased sales and gross margin. However, the increase in gross profit was partly offset by the noted increases in selling and general and administrative expenses.

Interest income decreased by $86,652 or 47.8% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, mainly due to decreased investment income from cash invested with China Merchant Bank’s savings program linked to variable interest rate. Return of investment within a period is dependent upon changes in LIBOR rate and the company’s fund usage manner during the period.

Interest expense related primarily to our convertible notes was $3,261,515 for the three months ended March 31, 2010, an overall increased of $817,009, compared to the same period in 2009.  Total interest expense included $1,350,405 contractual coupon interest on the convertible notes, $301,523 amortization of debt issuance costs, and $1,609,587 amortization of debt discount. The $817,009 increase for the three months ended March 31, 2010 was mainly comprised of $326,571 increase in the amortization of debt discount, calculated in accordance with the relevant accounting principle, as compared to the same period of last year while capitalized interest for the three months ended March 31, 2010 decreased by $547,989, compared to the same period in 2009. The capitalized interest for the three months ended March 31, 2010 was immaterial as the Company started the construction of Zibo plant phase II project in March 2010.

During the first quarter of 2009, we recorded a gain on extinguishment of debt of $1,624,844 from the repurchase of Notes with an aggregate principal amount of $5,223,000 from certain investors through privately negotiated transactions for cash of $2,535,745 plus accrued interest of $72,144. The difference of $1,062,411 was allocated to debt issuance cost and the discount on the Notes in an amount of $158,109 and $904,302, respectively. The Company did not repurchase additional Notes in Q1 2010.

Our effective income tax rate decreased from 14.6% for the three-month period ended March 31, 2009 to 11.1% for the three-month period ended March 31, 2010. The decrease in our effective tax rate is due primarily to a higher tax rate differential attributable to losses in the US operations for the three months ended March 31, 2010 when compared to the same period ended in 2009. The three months ended March 31, 2009 included the tax effect of the gain on extinguishment of debt discussed above for which no comparable current period amount exists. The decrease is partially offset by an increase in our Shandong Haize facility income tax rate to 25% in 2010 from 12.5% in 2009.

Discontinued Operations—Comparison for the three months ended March 31, 2009 and 2010

In December 2009, the Company decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. The facility ceased production at the end of October 2008. Our Bangsheng Chemical Facility operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the three months ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended March 31,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Net Sales	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Loss from discontinued operations	(78,162)	-	(56,995)	-	21,167	(27.1)
Income tax expense	-	-	-	-	-	-

There were no sales for the three months ended March 31, 2009 and 2010 by our Bangsheng Chemical Facility.

We did not have income tax expense for the discontinued operations for the three months ended March 31, 2009 and 2010 due to our loss position during both periods.

Liquidity and Capital Resources

Continuing Operations

We believe, based on our current cash level, as well as the forecast operating cash flows of 2010, that we have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months. However, we have also planned additional capital expenditures over the coming years to further expand our business. We anticipate that these expenditures will be funded from working capital. We believe that the capital expenditures will subject to our investment commitment with local government and may also be influenced by changes in market conditions. There is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

Cash, accounts receivable and working capital for continuing operations as of December 31, 2009 and March 31, 2010 were as follows, respectively:

	December 31, 2009	March 31, 2010
Cash	115,978,763	117,277,879
Accounts receivable, net	4,600,722	5,076,968
Working capital	113,828,812	115,771,414

Cash. Our cash was held for capital expenditures, strategic investment, and working capital purposes. As of March 31, 2010, our cash balance was $117,277,879 as compared to $115,978,763 as of December 31, 2009.  The increase was primarily due to positive cash flow from operations partly offset by investments in property, plant, and equipment for capacity expansion. We did not enter into investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. We have a credit policy extending a 30 to 90 days credit term to customers who meet our credit evaluation criteria. We exclude cash sales in our calculation of accounts receivable turnover in days. Accounts receivable turnover in days were 61 days in the three months ended March 31, 2010 and 60 days in three months ended December 31, 2009. As of March 31, 2010, there was no overdue accounts receivable.

Working capital. Our working capital includes total current assets excluding current assets of discontinued operations and assets held for sale, net of total current liabilities excluding current liabilities of discontinued operations. The balance fluctuates from period to period, which is affected by our cash flow from operating activities. Working capital increased from $113,828,812  as of December 31, 2009 to $115,771,414  as of March 31, 2010 due to the increased cash flow from operating activities.

Cash flows from continuing operating, investing and financing activities were as follows:

	For the Three Months ended March 31
	2009	2010
Cash provided by operating activities	7,278,247	11,963,218
Cash used in investing activities	(4,560,726)	(10,618,033)

Cash used in financing activities	(2,535,745)	-

Cash flows from operating activities. Cash provided by operating activities primarily consists of our cash receipts from product sales and the effect of changes in working capital and other operating activities. A primary factor affecting our operating cash flow is the timing of the cash receipts of the proceeds from the sales of NPCC and payments to purchase raw materials. Cash provided by operating activities for the three months ended March 31, 2010 increased to $11,963,218 from $7,278,247 for the three months ended March 31, 2009 primarily because of our increased sales revenue.

Cash flows from investing activities. Cash used for investing activities for the three months ended March 31, 2010 increased to $10,618,033 from $4,560,726 for the three months ended March 31, 2009. The changes in cash flows used for investing activities are primarily due to our capacity buildup activities during the periods.

Cash flows from financing activities. There was no cash provided by or used for financing activities for the three months ended March 31, 2010. Cash used by financing activities for the three months ended March 31, 2009 was mainly attributable to $2,535,745 of cash used for the repurchase of convertible notes.

Discontinued operations.

 There were minimum cash activities in the discontinued operations of our Bangsheng Chemical Facility during the three months ended March 31, 2009 and 2010.

Contractual Obligations

As of March 31, 2010

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	$-	$-	$-	$90,027,000	$90,027,000
Long-term convertible notes-interest	5,401,620	10,803,240	10,803,240	17,105,130	44,113,230
Operating leases	190,812	381,625	381,625	1,851,702	2,805,764
Capital commitment	8,339,194	-	-	-	8,339,194
Total	13,931,626	11,184,865	11,184,865	108,983,832	145,285,188

On June 1, 2011 and June 1, 2013, holders of the notes may require the Company to purchase all or a portion of the notes subject to certain conditions.

On April 16, 2010, the Company was notified by the Bureau of Land and Resources of Hanshan Country that the land use rights of 335,889 square meters (approximately 83.00 acres) for the expansion of Chaodong plant facilities had been granted to the Company after completion of the local government administrative approval process in connection with the Project Investment Agreement. As a result, the Company would pay RMB 70,749,522 (approximately $10.4 million) in addition to the prepayment of RMB 19,940,508 (approximately $2.9 million) made during the first quarter of 2010 for the purchase of the land use rights. On April 30, 2010, the Company made a payment of RMB 20,000,000 (approximately $2.9 million) for the purchase. The remaining balance will be paid in second quarter 2010.

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

The functional currency of our operating subsidiaries in the PRC is RMB.  However, the accompanying financial statements have been expressed in USD, which is our functional currency. The accompanying unaudited condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying unaudited condensed consolidated statements of income have been translated using the average exchange rates prevailing during the periods of each statement.

Fluctuations in exchange rates may affect our financial results reported in USD terms without giving effect to any underlying change in our business or results of operations.

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash as of March 31, 2010, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $875,706, in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $858,365 in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. As of March 31, 2010, we had no short-term borrowings. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. However, if we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past three years, the rates of inflation in China were 4.8% in 2007, 5.9% in 2008 and -0.7% in 2009. Because of the economic recovery, the rate of inflation in China has been moving up. For example, in January and February of 2010, the rate of inflation in China was 1.5% and 2.7%, respectively.

ITEM 4—CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimates”, “projects”, “believes”, “expects”, “anticipates”, “intends”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed. In addition to matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

The market price for our shares may be volatile. The market price of our shares experienced, and may continue to experience significant volatility. For the period from March 31, 2009 to March 31, 2010, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$3.05 per share to a high of US$7.66 per share. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

SHENGDATECH, INC.

Date: May 10, 2010	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: May 10, 2010	By:	/s/ ANDREW WEIWEN CHEN
Andrew Weiwen Chen Chief Financial Officer (Principal Financial and Accounting Officer)