Form 10-K/A
period 2009-12-31
ShengdaTech, Inc.
filed 2010-07-29
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No.1)

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

Explanatory Note

This amendment no. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 is filed in response to comments in the letter dated July 9, 2010 received by the Company from the U.S. Securities and Exchange Commission.

SHENGDATECH, INC.
(A Nevada Corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

We are a leading and fast growing Chinese manufacturer of specialty additives. Our nano precipitated calcium carbonate (“NPCC”) products are used as functional additives and fillers in a broad array of products due to their low cost and the overall improved chemical and physical attributes they provide to end products. As a market leader of high-grade NPCC products, we deploy advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (“PVC”) building materials, polypropylene (“PP”) building materials, ink, paint, latex, adhesive, paper and polyethylene (“PE”) industries.

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

As a result of the transactions described above, Shandong Haize Nanomaterials Co., Ltd and Shandong Bangsheng Chemical Co., Ltd. are wholly-owned subsidiaries of Faith Bloom, and Faith Bloom is a wholly-owned subsidiary of Zeolite. On April 4, 2006, Faith Bloom formed a wholly-owned subsidiary in Shaanxi, China to run the  NPCC facility in Shaanxi Province. Effective January 3, 2007, Zeolite changed its name to ShengdaTech, Inc.  On July 1, 2008, Faith Bloom formed a wholly-owned subsidiary in Zibo, Shandong Province to operate our new NPCC facility in Zibo.

On December 11 2009, Faith Bloom completed its acquisition of Anhui Chaodong Nanomaterials Science and Technology Co., Ltd. (“Chaodong”), a company located in Anhui province, to operate our new Anhui facility.  The name of Anhui Chaodong Nanomaterials Science and Technology Co. Ltd. was changed to Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong”) in April 2010.

Our corporate structure is depicted in the following chart:

Market Opportunity

The NPCC Markets in china

NPCC refers to ultrafine nano precipitated calcium carbonate, a synthetic industrial material made from limestone, which has an average particle diameter of less than 100 nanometers or 0.1 micron. The nano particle is smaller than the wavelength of visible light and provides characteristics such as narrow distribution range of grain-size and improved decentrality, which make the compounds suitable for many applications. In the filler and additive industry, traditional fillers, including carbon blacks and precipitated calcium carbonate, have been used for years as a means to reduce material costs by replacing a portion of higher cost materials. The main functions of the traditional fillers are to occupy the space and act as cheap diluents of more expensive materials. Fillers play a major role in all types of polymers, such as thermoplastics, rubbers and thermosets. NPCC is an emerging product in the functional filler and additive industry with numerous possibilities of new applications, many of which are yet to be developed. As functional additives, NPCC offers additional benefits than traditional fillers. Due to its low cost and special chemical properties, NPCC has been widely used in the rubber, plastic, paint, ink, paper and adhesive manufacturing industries to improve product quality while maintaining or reducing costs. It can be used solely as an additive which contributes to the processing features of end products, or it can also be applied together with other fillers such as precipitated calcium carbonate, titanium oxide and silicon dioxide.

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

While research into and manufacturing of NPCC in China began in the early l980s, the NPCC industry only recently experienced strong growth, resulting from increased awareness of its ability to replace more expensive materials and its functionality to enhance the performance of various end products. In China, NPCC products are primarily used as functional additives in feedstock materials to the automobile, construction and consumer sectors. Typical feedstock materials that use NPCC include tires, PVC building materials, PP building materials, ink, paint, latex, adhesives, paper and PE plastic materials. China’s fast-growing economy and on-going nationwide urbanization progress have fueled the rapid development of the automobile, construction and consumer sectors, which in turn have driven the increasing demand for NPCC products in China. Driven by the consumption upgrade trend in China, an increasing number of manufacturers intend to use NPCC as a substitute for certain fillers or additives to improve the quality of their end products and to reduce production cost without sacrificing product quality. We believe that the NPCC industry will continue to benefit from the on-going and rapid development of the construction, automotive and consumer industries. We believe that the development of the plastics, rubber, paper, construction coating and daily-use chemical industries in China will increase demand for NPCC. With the maturity of the NPCC technology and its expanded applications in China, we believe that domestically produced NPCC with superior quality and steady performance will gradually replace the market share of the imported products of foreign competitors.

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

After the financial crisis in 2008, the automobile industry in China exhibited rebound in 2009, benefiting from governmental support policies such as decreased tax rates. In 2009, China has exceeded the United States and became the world’s largest automobile consumption nation with annual sales of approximately 12,000,000 vehicles. In addition, multinational tire producers are beginning to establish worldwide production centers and export bases in China to support incremental tire demand. Therefore, we expect NPCC products to obtain a larger market share compared to traditional fillers in the rubber and tire fields.

Plastic Materials

Plastic materials, including PVC, PE and PP, are a significant end market for NPCC products. When modified with a surface coating agent, NPCC particles become compatible with organic substances which facilitate their use as a functional additive in plastic materials. Modified NPCC particles can be used in plastics such as PVC building materials to increase their tensile strength, flexibility, durability and heat resistance, to stabilize their dimensions and to improve color fastness and glossiness. In addition, NPCC can be used as a substitute for more expensive materials, such as silicon dioxide, which may considerably reduce the total cost of the end products.

China’s plastic materials industry has been growing at double-digit rates annually since 2000, supported by the nationwide urbanization progress, which is expected to continue through the next decade. The development plans for China’s rural areas, as laid out by the PRC central government’s 11th Five-Year Plan (2006-2010), require large amounts of film, pipes and coating products, which are expected to drive future demand for PVC, PE and PP plastic materials.

Paper

We believe that China’s paper industry represents large untapped market opportunities for domestic NPCC manufacturers. NPCC can be used as a functional additive for newsprint paper, coating paper and specialty paper products. NPCC can improve the glossiness, whiteness, opacity and printability of paper products, while reducing the requirement for more expensive titanium dioxide or kaolin. China’s paper industry is currently migrating from acid sizing to alkaline sizing in terms of production process. We believe this migration increases the market opportunity for NPCC, which can only be applied in the alkaline sizing process.

Paints, Ink and Adhesives

NPCC products have a range of other applications in the construction and automotive industries, including surface coatings, water-based and oil-based paints, adhesives and sealants. NPCC has also been widely used as an additive in oil-based printing inks. When used as a substitute of certain more expensive materials such as titanium dioxide or kaolin, NPCC can reduce component cost as well as maintain or reinforce the features of the end products. China is currently experiencing a trend of consumption upgrades and an in-depth reform in housing policies, which we believe will result in incremental demand for diversified and improved paints, coatings and adhesives.

Our Business

NPCC Production

We commenced our NPCC operations in 2001 with the installation of our first NPCC production line, which had an annual production capacity of 10,000 metric tons, in Tai’an, Shandong Province. As of December 2009, we have increased our total annual NPCC production capacity to 250,000 metric tons. We believe that we are currently the largest Chinese manufacturer of NPCC products in terms of net sales for the year ended December 31, 2009.

In August 2009, we, through our wholly-owned subsidiary, Faith Bloom, entered into an equity transfer agreement with Anhui Chaodong Cement Co., Ltd., a company incorporated under the laws of the People’s Republic of China, pursuant to which Faith Bloom acquired the entire equity of Chaodong, a PRC company and wholly-owned subsidiary of Anhui Chaodong Cement Co., Ltd. Chaodong was an inactive manufacturer of NPCC, and its assets include mining rights to reserves of approximately 13.2 million metric tons of limestone and existing buildings and equipment. The acquisition was approved by the Chinese government in November 2009. Anhui Chaodong Cement Co., Ltd. and Chaodong were not affiliates of our Company or any of our directors or officers. On December 11, 2009, we completed our acquisition of Chaodong, which has an annual production capacity of 10,000 metric tons. The name of Chaodong was changed to Anhui Yuanzhong Nanomaterials Co., Ltd. in April 2010. Anhui Yuanzhong, which operates our Anhui facility, started production in May 2010 after we completed certain repairs and maintenances of the acquired facility and equipment and performed certain technological upgrades consistent with our Zibo, Shandong facility.

In August 2009, we, through Faith Bloom Limited, entered into a project investment agreement with the local government of Hanshan County, Anhui Province. Pursuant to this agreement, we agreed to invest an aggregate amount of RMB 1,200 million (approximately $175.7 million) in several phases by 2013, which includes an investment in a new NPCC project with an annual capacity of 200,000 metric tons of NPCC per year and the purchase of land-use rights for a total area of approximately 341,335 square meters (approximately 84.35 acres). The local government also agreed to grant to us exclusive mining rights to good quality limestone, and provide other utilities and services for manufacturing purposes. We plan to utilize third parties for mining or processing operations and do not plan to engage in any mining or processing operations. In addition to this agreement, we also agreed to purchase land-use rights for a total area of approximately 66,767 square meters (16.5 acres) from the local government of Hanshan County, Anhui Province for Anhui Yuanzhong. These agreements are investment plans and are not contractually binding until key elements of contract terms such as transaction prices and specific payment schedules are fully agreed upon, binding agreements are executed, and approval from the relevant government agencies are obtained.

The following table exhibits all of our facilities with their respective annual production capacities and production volume of NPCC for the last three years.

		2007	2008	2009
Tai’an, Shandong facility	Production Capacity (metric tons) as of December 31	30,000	30,000	30,000
	Annual Output (metric tons)	34,259	34,070	33,538

Xianyang, Shaanxi facility	Production Capacity (metric tons) as of December 31	100,000	160,000	160,000
	Annual Output (metric tons)	87,652	147,935	163,294

Zibo, Shandong facility	Production Capacity (metric tons) as of December 31	-	-	60,000
	Annual Output (metric tons)	-	-	13,350

Total	Production Capacity (metric tons) as of December 31	130,000	190,000	250,000
	Annual Output (metric tons)	121,911	182,004	210,181

We established a research and development center in Pudong, Shanghai, which is dedicated to the research and development of NPCC applications. Our research and development center has attracted NPCC researchers and scholars with advanced degrees in chemistry and materials science who primarily focus on improving the quality of our existing NPCC products and developing innovative NPCC products for new applications. As an example, we developed new NPCC products for use in the paper and PE industries and began receiving orders from paper manufacturers in 2007 and from PE customers in February 2008. In addition, we expect to begin selling our newly developed NPCC products to the asphalt and PVC plastic glove markets in the near future. Currently, our product is undergoing trials with a number of potential asphalt industry customers.

We currently sell our NPCC products in Shandong Province, the Yangtze River Delta and other parts of China through resident sales representatives. Internationally, in 2009, we targeted five countries for our product export: Singapore, Thailand, South Korea, Malaysia and India. International sales accounted for approximately 0.4%, 9.6%, and 7.1% of our total NPCC net sales in 2007, 2008, and 2009, respectively. In July 2009, we established a new international sales team at our headquarters in Shanghai, China. In January 2010, we strengthened our international sales and marketing efforts by appointing Mr. Gary Cao, who has over 12 years of experience as a sales and marketing director for leading chemical companies in China and the Asia Pacific region, as our new international marketing director. We believe international sales and marketing will make more contribution to our business as the worldwide economy recovers.

Revenue and Net Income from Continuing Operations

Our revenue and net income from continuing operations have increased steadily since 2006. In 2009, our revenue was $102.1 million and our net income from continuing operations was $23.6 million.

Our Products

Our key applications for our NPCC products and their respective end markets are as follows:

NPCC Applications	Primary Use
Rubber	Additive for tires
Plastic	Additive for PVC building materials and PE
Paint and ink	Additive for ink and water-based and oil-based paints
Latex	Additive for latex gloves
Adhesive	Additive for high-grade silicone adhesive and polysulfide sealant
Paper	Additive for coating paper

Our NPCC business focuses on the production of high-quality and low-cost NPCC products. Our NPCC business has strong positions in the tire and PVC building materials markets, and has expanded into the ink, paint, latex and adhesives markets. To further diversify our customer base, we plan to gain share in the paper and PE markets, which are currently relatively underserved by the NPCC industry.

We have established effective quality assurance systems for our NPCC products. Our Tai’an, Shandong facility has been ISO 9001-certified since 2003 and our NPCC products were awarded “Shandong Top Brand” at the end of 2006. Our Xianyang, Shaanxi facility has been ISO 9001-certificated since 2007.

Intellectual Property

We jointly own a patent with Tsinghua University for an advanced NPCC particle production technology based on membrane-dispersion techniques. This patent was granted by the State Intellectual Property Office of the PRC in November 2007 and will expire on September 9, 2025.

We also utilize a proprietary technique for NPCC chemical modification to tailor our NPCC particles to the end product.

We utilize a trademark for our NPCC products, which is licensed by our related party and registered with the Trademark Office of the State Administration for Industry and Commerce of China, relating to the Chinese words “盛科 (Shengke).” As agreed to by our related party, we have rights to use this trademark at no cost indefinitely.

Research and Development

As of December 31, 2009, we have 26 members in our research and development team. Among them, 13 hold Ph.D. degrees, 13 hold Masters degrees and most have worked in the NPCC research field for more than four years. Mr. Xiaochuan Zhu, our Director of Research and Development, with more than 10 years of experience, is leading our effort to develop and improve a proprietary technology for modifying NPCC products. This new technology can be used to modify the property of a specific NPCC product to fit a particular end product and, in addition, improve the quality of such end product. Recently, much progress has been made in the applications in paper, PE and asphalt products. With this new technology, tires, PVC building materials, paints, adhesives and paper of equal or better quality can be made at a lower cost. We are also developing NPCC products for other applications, including extensions of existed products and new products such as epoxy resin, cosmetics and asphalt.

Our research and development activities are a three-stage process. During the first stage, we apply surface coating agents to NPCC according to different pre-designed formulas for comparative studies. The modified NPCC is tested for mass, size, oil absorbance and other traits to determine if it displays the appropriate features. During the second stage, approximately two kilograms of NPCC product is produced with lab equipment using a formula selected at the first stage. The NPCC product produced is applied to an end product such as a tire, paint or ink. The end product is then tested for a set of properties and other parameters to determine if they meet expectations. If the formula is successful at the second stage, it will be further tested. During the third stage, several tons of the NPCC products are manufactured at a NPCC facility using the formula that passed the second test and is sent to potential customers for an industrial scale test. Our research and development staff is dispatched to such customers’ sites to assist with the test.

We focus on further developing and improving our core manufacturing technologies to expand our product lines and reduce overall costs. In 2009, we completed sample testing of our NPCC products with approximately 40 companies in various industries, such as PVC, rubber, adhesive, latex and coating. As of December 31, 2009, we had 59 potential customers at various stages of our sample testing process.

We had previously entered into joint development agreements with Tsinghua University and Qingdao University of Science and Technology to develop new NPCC technologies. Under the agreement with Qingdao University of Science and Technology, we have exclusive ownership to any technology developed. Under the agreement with Tsinghua University, we jointly own any technology developed and have an exclusive right to use such technology. Our joint development program with Tsinghua University has produced a membrane-dispersion patent which was granted by the Patent Office of the State Intellectual Property Office of China in November 2007.

In addition, we have adopted an advanced membrane-dispersion technology in the production process at our Xianyang, Shaanxi facility and our Zibo, Shandong facility with phase I capacity of 60,000 metric tons. This technology not only reduces production cost, but also enables us to have better control of the size and consistency of the nano-particles, which greatly improves our NPCC product quality. Our research and development center in Pudong, Shanghai, China is our base for training research and technical personnel and developing new technologies. We believe that this research and development center is sufficient to meet our current research and development needs and we are in a good position to attract qualified research personnel at a reasonable cost. Thus, we are currently conducting our research and development internally, and have terminated our research and development cooperation with Tsinghua University and Qingdao University of Science and Technology.

Sales and Marketing

Our sales team consists of 52 employees, 32 of which are devoted to domestic sales and 20 of which are devoted to international sales. To expand distribution channels and increase our market share, we will continue our efforts on building our international sales team. We also plan to regularly attend industry fairs and exhibitions to obtain the latest industry information. We have become a member of www.alibaba.com.cn, the largest business-to-business Internet portal in China.

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

At present, our NPCC products are primarily sold and marketed directly by our sales and marketing staff. Our NPCC products are mainly sold in Shandong Province, Yangtze River Delta and other parts of China. We are actively expanding our NPCC marketing network into other parts of China and have resident sales representatives in multiple locations in China including Shanghai, Xi’an, and Dongying, Shandong Province. We have also successfully expanded into the international market for NPCC. We have sold our NPCC products to a number of Asian countries, including Singapore, Thailand, South Korea, Malaysia and India. Additionally, our international sales department is actively testing our products with customers in North America.

Raw Materials

In 2009, the cost of raw materials accounted for approximately 52.8% of our total production cost. Anthracite, modification agents and limestone are the major raw materials for producing NPCC products.

We have multiple suppliers for all of our major raw materials, except for modification agents. Soft coal and anthracite are in abundant supply in China with a large number of suppliers. We are currently considering increasing the number of our supplier partners for modification agents or potentially producing them internally.

Given the importance of certain key raw materials such as limestone to our business, we are in the process of obtaining mining rights over high quality limestone in Shaanxi and Anhui Provinces. We are currently in negotiations with the government regarding the price and payment terms for our mining rights for our Zibo, Shandong facility. The Company plans to utilize third parties for mining and processing operations and does not plan to engage in any mining or processing operations. During 2009, 2008 and 2007, all of our limestone was purchased from external sources and amounted to 376,707 metric tons, 311,253 metric tons and 223,803 metric tons, respectively.

For production of NPCC, high quality limestone has both strict requirements in its chemical content and certain requirements in its physical properties.  With regards to chemical composition, high calcium carbonate content in the limestone is required, and at the same time, identified detrimental impurity must be at a low enough level.  Although high calcium carbonate content in limestone is prevalent in nature, most of it cannot be used to produce NPCC due to the levels of certain detrimental impurities. We measure the required chemical content in percentages. Generally, we consider the content percentage of various chemicals when measuring the quality standard, such as the percentages of CaCO3, Fe2O3, Al2O3, MgO, and other chemicals in the limestone.

In terms of the physical properties, we utilize two measures: the whiteness of the limestone (with over 90% of calcium) and that the limestone does not disintegrate when it is calcinated under high temperatures. The Company’s policies limit the purchase of limestone to limestone that fulfills the Company’s criteria described above.

Supplier Management System

Although most of our key raw materials are widely available in China, the price for certain raw materials such as coal has been fluctuating greatly in the past few years, which has affected our profit margin. We have adopted measures to reduce risks in raw material supply costs, including establishing long-term relationships with suppliers and diversifying supply sources.

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

We generally use either cash payment or on credit for payment to suppliers of our raw materials.  Credit payments have terms of 30 to 90 days. We enter into contracts with all long-term suppliers of raw materials.  Regardless of payment terms, payments are not made until our purchasing procedures are completed.

Major Suppliers

The table below lists our major suppliers for the year ended December 31, 2009.

Major Suppliers for NPCC Business
Suppliers		Amount Purchased in 2009 (USD million)	% of Total Purchases in 2009
Xintai Liantai Material Co., Ltd	Anthracite	4.46	8.42%
Xianyang Chuangfa Trading Co., Ltd.	Anthracite and soft coal	8.63	16.30%
Qingdao Siwei Chemical Co. Ltd.	Modification agent	6.93	13.09%
Qianxian Tianhe Mining Industry LLC	Limestone and soft coal	5.38	10.16%
	Total		47.97%

Our Major Customers

We sell our NPCC products to customers in the tire, PVC building materials, ink, paint, latex, adhesive, paper and PE industries. Our customers are mainly located in Shandong Province, the Yangtze River Delta and other parts of China. Most of our top NPCC customers are large-scale manufacturers of tires and PVC building materials.

For the year ended December 31, 2009, sales to our top five NPCC customers collectively accounted for 10.5% of total NPCC sales. For the same period, approximately 7.0% of our NPCC sales were contributed by overseas markets.

Major Customers of our NPCC Products
Name	Industry	Amount of Sale in 2009 (USD million)	Percentage of Total Sales
Triangle Tire Co., Ltd.	Tire	2.12	2.08%
Zhaoyuan Liao Rubber Products Co., Ltd.	Tire	2.25	2.21%
Qingdao Doublestar Tire Industrial Co., Ltd.	Tire	2.18	2.14%
Zhenjiang Suhui Latex Production Co., Ltd.	Tire	1.83	1.78%
Shengtai Group Co., Ltd.	Tire	1.75	1.70%
Total		10.13	9.91%

Dalian Jinyuan Building Materials & Plastics Co., Ltd.	PVC	2.17	2.13%
Shandong Ruifeng Chemical Co., Ltd.	PVC	2.00	1.96%
Tangshan Jiaji Composite Pipe Corp. Ltd.	PVC	1.70	1.67%
Cangzhou Cangjing Chemical Co., Ltd.	PVC	1.65	1.62%
Total		7.52	7.38%

Competition

We are subject to intense competition. Some of our competitors have greater financial resources, larger size, and better established market recognition in both domestic and international markets than us.

For our NPCC products, we compete based upon proprietary technologies, manufacturing capacity, product quality, production cost and ability to produce a diverse range of products. Our competitors include NPCC manufacturers both within China and around the world.

We also face competition from certain well-established foreign chemical companies, including Imperial Chemical Industries Limited (ICI), Solvay S.A., Minerals Technologies Inc., and Shiraishi Calcium Kaisha Ltd. For example, competition for our NPCC products in the paper and ink industries primarily comes from Japanese manufacturers such as Shiraishi Calcium Kaisha, which sells to Chinese automobile paint makers and Japanese ink makers in China.

Regulation

In China, waste gas and water discharges in our manufacturing processes are regulated and must meet certain standards under China’s environmental laws and regulations. The local branch of the Ministry of Environmental Protection of the People’s Republic of China samples and tests our gas and water discharge regularly. The specifications of these discharges must be consistent with the regulations for industrial waste water and gas and relevant laws and standards, including the Water Pollution Discharge Standard for the Synthetic Ammonia Industry issued by the Ministry of Environmental Protection of the People’s Republic of China. Our NPCC facilities are not required to obtain Production Safety Licenses.

Pursuant to the Environment Impact Assessment Law, which came into effect on September 1, 2003, the construction or expansion of our NPCC facilities is subject to environment impact assessment procedures conducted by local environmental protection authorities in China, including the acceptance of environment impact assessment reports of each project by the environmental protection authorities. As of December 31, 2009, we have a total annual production capacity of 250,000 tons of NPCC, and we have passed environment impact assessment for 190,000 metric tons of NPCC production capacity. The remaining capacity has not yet passed the assessment and is expected to pass the assessment by the end of September 2010. The local environmental regulatory department in Qian County, where our Xianyang, Shaanxi facility is located, has orally advised us that we may continue to produce NPCC during the process of passing the environmental impact assessment, and we therefore believe that the temporary non-compliance with the Environment Impact Assessment Law will not have and has not had in the past material effects on our capital expenditures, earnings, and competitive position. However, if the environmental regulatory department in Xianyang or at a higher level determines that we are not compliant with the Environment Impact Assessment Law, we may be subject to fines or other legal sanctions. Although we have not been punished by any environmental regulatory department as of December 31, 2010, we cannot assure you that the government will take the same position in future.

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

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments. We are required to contribute to the program at the rate of 20% of the average monthly salary of our employees. In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to as much as 30% or more of the average employee monthly salary. We have purchased social insurance for all of our employees who voluntarily participate in the social insurance program. Social insurance expenses were approximately $347,287 and $567,741 for 2009 and 2008, respectively.

Pursuant to Chinese laws, our Chinese subsidiaries are required to establish housing accumulation funds for their employees and to contribute to the funds at a certain percentage of the monthly salary of each employee. Failure to comply with such obligation may subject our Chinese subsidiaries to fines not exceeding approximately $7,200 for each subsidiary. We have established housing accumulation funds for our qualified employees since December 2008.

Additional Information

Our Internet address is www.shengdatechinc.com. We make available, free of charge, through our Internet address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

 Risks Related To Our Business and Operations

Subsequent to the cease of production of our coal-based chemical production facility on October 31, 2008, we generate all of our net sales from our NPCC products and a reduction in net sales from our NPCC products would cause our net sales to decline and could materially harm our business. After we ceased production at our Bangsheng Chemical Facility on October 31, 2008 in compliance with the directive from the Tai’an City Government, we no longer generate net sales from the sale of coal-based chemical products and derive all of our net sales from the sale of our NPCC products. As of December 31, 2009, the Bangsheng coal-based chemical operations have been discontinued. For the year ended December 31, 2009, our sales of NPCC products were approximately $102.1 million, or 99.7% of our total net sales and the remaining 0.3% or $295,899 was generated from sales of coal inventory of Bangsheng Chemaical Facility. Going forward, continued market acceptance of our NPCC products will remain important to our success, and a reduction in revenue from the sale of our NPCC products will materially harm our business, financial condition and results of operations.

We may not be able to maintain our competitive advantage in NPCC technology. At present, we are the largest manufacturer of NPCC products in China in terms of production capacity. Our competitive edge depends heavily on the new technology employed in our NPCC manufacturing process. We adopted the ultra gravity precipitation technology in the manufacturing process in our Tai’an, Shandong facility.  In our Xianyang, Shaanxi facility and Zibo, Shandong facility, we deployed the membrane-dispersion technology co-developed and co-owned with Tsinghua University. We currently have the exclusive right to use this technology.  At this time, other than maintaining our own research and development center in Shanghai, we are not working in partnership with any universities or research institutions.  The growth of our business and development of new technology may require that we seek external collaborative partners for research and development.  We cannot assure you that we will be able to enter into agreements with collaborative partners on terms acceptable to us, if any at all.  In addition, if more advanced technology is developed for the manufacturing of NPCC by our competitors, we may lose our competitive advantage and our results of operations may be adversely affected.

Our failure to develop and introduce new NPCC products could reduce our sales or market share.  We rely on our research and development team develop and improve technologies for NPCC production.  Our research and development team developed a technology used to modify the property of a specific NPCC product to fit a particular end product and, in addition, improve the property of such end product.  However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research results.  A variety of competing NPCC products that our competitors may develop could prove to be more cost-effective and have better performance than our NPCC products.  Therefore, our research and development efforts may be rendered obsolete by the technological advances of our competitors.  Our failure to develop and introduce new NPCC products could render our products uncompetitive or obsolete, and result in a decline in our sales or market share.

Our NPCC products have limited applications. We may not be able to increase the range of applications of our NPCC products.  Presently, our existing NPCC products are used as functional additives for tire, PVC building materials, PP building materials, ink, paint, latex, adhesive, paper and PE products.  Our products, therefore, depend heavily on a limited number of industries.  Our growth potential may be limited if we cannot expand the markets for our existing NPCC products or develop new products for other industries.  Although we have increased our research and development efforts to expand the range of applications of our NPCC products, there is no assurance that we will succeed in our efforts.

We may not be able to continue to produce high-quality NPCC products, which may negatively impact our business.  We believe that the quality of our NPCC products is critical to our success.  We maintain quality control standard procedures and expect our employees to strictly comply with these procedures.  We also apply a distribution control system in NPCC production to ensure process control and stability.  Any quality problems with our products due to any reason such as the failure to implement our quality control and distribution control systems, delays in shipments, cancellations of orders or customer returns and complaints, could harm our reputation.  In addition, we purchase raw materials such as limestone and modification agents from third-party suppliers.  We may be unable to exercise the same degree of quality control over these third-party production facilities as we can over our own facilities.  Any quality problems associated with the raw materials produced by these third-party producers or suspension of the supply of high-quality raw materials may adversely affect our reputation and cause a decrease in sales of our products and a loss of market share.

Our NPCC business depends significantly on the tire industry. If the composition of tires changes and we fail to develop formulas that are applicable to a new composition, our NPCC business could be harmed. In 2009, our NPCC business derived approximately 34.3% of revenues from sales to tire manufacturers. If these customers cease or decrease their orders of NPCC products from us, our NPCC business could be adversely affected. In addition, our NPCC products can be used in tire production to obtain desired properties since the current tire composition allows for calcium carbonate as an additive. If the composition of tires changes in the future, our NPCC products may not be compatible with the change. As a result, our NPCC business could be adversely affected.

The United States government’s increase in tariffs on tires imported from China may harm the business of our customers, which would cause our revenue to decline and materially and adversely affect our business. China’s accession to the World Trade Organization (“WTO”) included transitional remedies to address import surges into other countries leading to market disruption. In the United States, the relevant safeguard provision was enacted as Section 421 of the Trade Act of 1974. Section 421 permits US domestic industries and workers injured by rapidly increasing imports from China to seek relief. Similar to other safeguard provisions, a Section 421 investigation is initiated by the filing of a petition with the United States International Trade Commission (“ITC”). On the basis of information developed in an investigation, the ITC determined, pursuant to section 421(b)(1) of the Trade Act of 1974, that certain passenger vehicle and light truck tires from China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products. On September 11, 2009, the United States government announced the decision to grant relief in the form of increasing the tariffs on such passenger vehicle and light truck tires from China for a three-year period by 35% in year one, 30% in year two, and 25% in year three. The increase in tariffs may harm the export business of our NPCC customers in the tire industry, which would decrease demand for our NPCC products, cause our revenue to decline and materially and adversely affect our business.

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

Pursuant to the Environment Impact Assessment Law, which came into effect on September 1, 2003, the construction or expansion of our NPCC facilities is subject to environment impact assessment procedures by local environmental protection authorities in China, including the acceptance of environment impact assessment reports of each project by the environmental protection authorities. As of December 31, 2009, we have a total annual production capacity of 250,000 tons of NPCC, and we have passed environment impact assessment for 190,000 metric tons NPCC production capacity. The remaining capacity has not yet passed the assessment and is expected to pass the assessment by the end of September 2010. The local environmental regulatory department in Qian County, where our Xianyang, Shaanxi facility is located, has orally advised us that we may continue to produce NPCC during the process of passing the environmental impact assessment, and we therefore believe that the temporary non-compliance with the Environment Impact Assessment Law will not have and has not had in the past material effects on our capital expenditures, earnings, and competitive position. However, if the environmental regulatory department in Xianyang or at a higher level determines that we are not compliant with the Environment Impact Assessment Law, we may be subject to fines or other legal sanctions.

We, our suppliers and our customers are vulnerable to natural disasters which could severely disrupt the normal operation of our business and adversely affect our business, financial condition and operating results. We operate multiple facilities and source products from companies that operate facilities, which may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, and heavy rains, technical disruptions such as electricity or other power source outage or other infrastructure breakdowns, computer outages and electronic viruses. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. Such natural disasters also may make it difficult or impossible for our employees to reach our business locations. Damage or destruction that interrupts our provision of products could adversely affect our reputation, our relationships with clients, or cause us to incur substantial additional expenditure to repair or replace damaged equipment or facilities. We may also be liable to our customers for disruption in service resulting from such damage or destruction. Furthermore, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various materials essential for the manufacturing of our products or result in shortage of our products. If we are unable to procure an adequate supply of raw materials that are required to manufacture our products, our revenue and operating results would be adversely affected.

Our business, financial condition and operating results depend on our customers’ future success with their products, which may fail to achieve the results we and our customers expect. Currently, we supply the tire, PVC building materials, PP building materials, ink, paint, latex, adhesive, paper and PE industries with our NPCC products. The potential for growth and success of our NPCC business largely depends on our customers’ future success in their products. If our customers are not successful in developing their products, their demand for our NPCC products may decrease and our NPCC business may be adversely impacted as a result.

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

Although the restatements we have made did not result in material changes to our previously reported revenues and profits, our management determined that certain material weaknesses existed in our internal control over financial reporting as of December 31, 2008. Our management had continued to work on taking remedial measures and determined that our internal control over financial reporting was effective as of December 31, 2009. We, however, cannot assure you that our financial statements will not be restated in a way that causes material changes to our reported revenues and profits in the future.

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

The cost of our raw materials fluctuates significantly, which may adversely impact our profit margin and financial position. Raw materials that we use in the manufacture of our NPCC products include limestone, anthracite and modification agents, among which costs of anthracite represented 21.1% of the cost of goods sold of our NPCC business in 2009. The costs of modification agents and limestone represented 25.8% of the cost of goods sold of our NPCC business in 2009. The prices of these materials are subject to market forces beyond our control. In the last few years, coal prices have fluctuated substantially. The price for coal may continue to increase in the future due to the rapid development of the Chinese economy. If the price for coal and other raw materials increases in the future, our profit margin could decrease considerably.

We are dependent on our suppliers for key materials such as limestone and modification agents. If we cannot secure such raw materials from our suppliers, our business may be adversely affected. We purchase raw materials from suppliers. We may experience a shortage or interruption in the supply of our raw materials in the future and if any such shortage or interruption occurs, our production capabilities and results of operations could be materially adversely affected. At the present time, we purchase our supply of modification agents used in NPCC production exclusively from two suppliers. If these two suppliers are unwilling or unable to provide us with the modification agent we require in sufficient quantities and at acceptable prices, we would have to resort to our research and development center or alternative suppliers for modification agent supply. We cannot assure you that our research and development center would be able to make modification agents in a timely manner and in sufficient quantities or that alternative suppliers would be able to provide modification agents at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all. Our inability to find or develop alternative sources could adversely affect our business operations.

We extend relatively long payment terms for accounts receivable for our NPCC business. If any of our customers fails to pay us, our business may be adversely affected as a result. As is customary in our industry in China, we extend relatively long payment terms to our customers of up to 90 days. As a result of the size of many of our orders, these extended terms may adversely affect our cash flow and our ability to fund our operations from operating cash flow. Also, if our customers place large orders for our products, requiring fast delivery, our inventory and working capital may be impacted. If our customers experience sales slowdowns or other issues, they may not pay us in a timely fashion, even on our extended terms. The failure of our customers to pay us in a timely manner would negatively affect our working capital, which could in turn adversely affect our cash flow, revenues and operating results in subsequent periods.

Expansion of our business may put added pressure on our management and operational infrastructure and we may not be able to meet increased demand for our NPCC products, adversely affecting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing NPCC products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	the continued acceptance of our NPCC products by the tire, PVC building materials and other industries;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the cost associated with such growth, which is difficult to quantify, but could be significant;

•	rapid technological changes;

•	continued R&D efforts; and

•	the highly competitive nature of the NPCC industry.

If we are successful in achieving rapid market growth of our NPCC products, we will be required to deliver large volumes of quality products to customers on a timely basis at a reasonable cost to those customers. Meeting any such increased demand will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase our production scale. Such demands would require more capital and working capital than we currently have available. We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support our future growth.

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

We may not be able to obtain the consent of Tsinghua University for the use of the membrane-dispersion patent by any future subsidiaries. Pursuant to agreements with Tsinghua University, our Tai’an, Shandong, Zibo, Shandong and Xianyang, Shaanxi facilities have the right to use a membrane-dispersion patent jointly held by Tsinghua University and us, and any third-party use of the patent is prohibited without the prior consent of Tsinghua University. In the event that any future subsidiary, including our Anhui facility with 10,000 metric tons of capacity, desires to use the membrane-dispersion patent, we will be required to enter into additional fee arrangements with Tsinghua University. However, we cannot assure you that we will be able to enter into such arrangements with Tsinghua University allowing the use by such future subsidiaries of the membrane-dispersion patent under terms and conditions acceptable to us, if at all.

Our business depends on our ability to protect our intellectual property effectively. If any of our patents are not protected or any of our trade secrets are divulged, our business prospects may be harmed. The success of our business depends in substantial measure on the legal protection of the patent which we are licensed to use and co-own with Tsinghua University in China and other proprietary rights in technology we hold. We cannot assure you that our procedures adequately monitor the infringements of our intellectual property rights, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property in China where it may be difficult to enforce the law to protect our proprietary rights as compared to the laws of the United States. The validity and breadth of claims in patents and trade secrets involve complex legal and factual issues and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors from the use of such intellectual property or may not provide a competitive advantage to us. In addition, patents that are licensed to us or that have been issued to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed, or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

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

Our business benefits from certain PRC government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our results of operations. In accordance with the former PRC Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises and the related implementing rules, and as approved by the relevant tax authorities, some of our PRC subsidiaries were subject to an enterprise income tax rate of 15% and a local income tax rate of 1.5% for 2007. Under approvals issued by the tax authorities and the transitional arrangements under the EIT Law and its relevant regulations, Shandong Haize Nanomaterials Co., Ltd. and Shandong Bangsheng Chemical Co., Ltd. were exempted from income tax for 2005 and 2006, were taxed at a reduced rate of 16.5% for 2007, and were taxed at 12.5% for 2008 and 2009; and Shaanxi Haize Nanomaterials Co., Ltd. was exempted from income tax for 2006 and 2007, and is taxed at a reduced rate of 12.5% from 2008 to 2010. As these tax incentives expire, our PRC subsidiaries income tax rate will increase significantly, and any increase of our PRC subsidiaries’ income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

The EIT Law provides a unified enterprise tax rate of 25% and unifies tax deduction standards are applied equally to both domestic-invested enterprises and foreign invested enterprises such as our PRC subsidiaries. The EIT Law and its relevant regulations provide a five-year transition period starting from January 1, 2008 for enterprises which were established prior to March 16, 2007. On December 26, 2007, the State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives, or Circular 39. Pursuant to Circular 39, foreign-invested enterprises established prior to March 16, 2007 and eligible for certain preferential tax treatments, such as our PRC subsidiaries, continue to enjoy the preferential tax treatments in the manner and during the periods as former laws and administrative regulations provided until such periods expire. The unified income tax rate of 25% will be applied to our PRC subsidiaries after the expiration of the above-mentioned periods of preferential tax treatments. While the EIT Law equalizes the tax rate for foreign-invested enterprises and domestic companies, preferential tax treatments continue to be given to companies in certain encouraged sectors and to those classified as high technology companies enjoying special support from the state. We cannot assure you that our PRC subsidiaries who enjoyed/is enjoying their respective tax holidays will continue to qualify for any preferential tax treatment after the transitional period provided by the EIT Law and its relevant regulations, which could result in a decrease in our profits. Any increase in our effective tax rate as a result of the above may adversely affect our operating results.

We have limited business insurance coverage in China, which could harm our business. We are exposed to many risks, including equipment failures, natural disasters, industrial accidents, power outages, and other business interruptions. We do not have adequate property or casualty insurance covering all of our facilities, equipment, offices or inventory. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry business interruption insurance or product liability insurance and, as a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related To Our Industry

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers. The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our ability to access capital needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial conditions.

China’s commitments to the World Trade Organization may intensify competition. In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution businesses and reducing customs duties. As a result, foreign manufacturers may ship their NPCC products into or establish manufacturing facilities in China. Competition from foreign companies may reduce our selling prices, net sales and profit margins, adversely affecting our business.

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

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During 2007 and 2008, the rates of inflation in China were 4.8% and 5.9%, respectively. However, in 2009, the inflation rate in China was negative 0.8%. Expansion and inflation have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Higher inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the end market for our products. In addition, due to the tightening of credit, we may have difficulties in securing funding from financial institutions in China, which could adversely affect our operations.

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

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. If our PRC subsidiaries fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, they may be subject to certain sanctions and other penalties, which could have a material adverse impact on its business. Under PRC individual income tax law, our PRC subsidiaries are obligated to withhold and pay individual income tax in respect of the salaries and certain other income received by their employees who are subject to PRC individual income tax. Our PRC subsidiaries may be subject to certain sanctions and other liabilities under the PRC tax rules and regulations in case of failure to withhold and pay individual income taxes for their employees in accordance with the applicable law and regulations. Sales commission is a component of the compensation paid to our sales personnel and we do not currently deduct or withhold individual income tax for this portion of the salary. Although we have not received any notice or penalty from PRC tax authorities, we cannot assure you that such notice or penalty will not occur in the future. We have subsequently established relevant tax withholding policies and we believe that such taxes will be effectively withheld in 2010.

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

Because we have not registered the notes and the shares issuable upon conversion of the notes, the noteholders will have a limited ability to resell them. We have not registered the notes or the shares issuable upon conversion of the notes under the Securities Act or any state securities laws. Unless they are registered, noteholders may not offer or sell the notes or the shares issuable upon conversion of the notes except pursuant to exemptions from the registration and qualification requirements of federal and state securities law. Although we have agreed to file and make effective a registration statement under the Securities Act with respect to the notes and the shares issuable upon conversion of the notes, we have not done so and we may not be required to do so pursuant to the registration rights agreement if the notes or the shares issuable upon conversion of the notes become eligible for resale pursuant to Rule 144 promulgated under the Securities Act. In addition, the registration rights agreement we entered into with the initial purchasers will permit us to prohibit offers and sales of the notes pursuant to that registration statement for a period of up to an aggregate of 30 days (or, under certain circumstances, 60 days) in any 90 days period or an aggregate of 90 days in any 12-month period. Holders of the notes must also take certain actions, including completing and submitting a questionnaire, and undertake certain obligations, before we are required to register their notes or the shares issuable upon conversion of the notes. For these reasons, the noteholder may not be able to resell their notes or shares issuable upon conversion of the notes. In addition, holders who sell their notes under the registration statement we agree to file may have certain potential liability under the Securities Act.

The increase in the conversion rate applicable to notes that holders convert in connection with a make-whole change of control may not adequately compensate you for the lost option time value of your notes that result from that make-whole change of control. If a make-whole change of control occurs, we will under certain circumstances increase the conversion rate applicable to holders who convert their notes within a specified time frame. The amount of the increase in the conversion rate depends on the date when the make- whole change of control becomes effective and the applicable price described in the notes’ offering memorandum. Although the increase in the conversion rate is designed to compensate the noteholder for the lost option time value of their notes as a result of the make-whole change of control, the increase in the conversion rate is only an approximation of the lost value and may not adequately compensate the noteholder for the loss. In addition, the noteholder will not be entitled to an increased conversion rate if the applicable price is greater than US$150 per share or less than US$15 per share (in each case, subject to adjustment).

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

Item 2. Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently lease from our affiliate, Shandong Shengda Technology Co., Ltd., a total area of approximately 60,000 square meters of land with manufacturing facilities, employee quarters, warehouses and office buildings in Tai’an City, China. We also own approximately 315,783 square meters of land in Xianyang, Shaanxi Province, with manufacturing facilities, employee quarters, warehouses, kitchens and office buildings. These constitute the basis of our operations as a manufacturer of NPCC products. In addition, we have obtained land use rights of approximately 234,487 square meters of land in Zibo, Shandong Province, with manufacturing facilities, employee quarters, warehouses, kitchens and office buildings.  We are currently in negotiations with the government regarding the price and payment terms for our mining rights at our Zibo, Shandong facility.

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

In August 2006, Shandong Shengda Technology completed the construction of a NPCC manufacturing facility with approximately 251,285 square meters in Xianyang City, Shaanxi Province, China. The designed capacity for this facility is 60,000 metric tons of NPCC in the first phase. In July 2007, we completed an additional 40,000 tons of capacity in the second phase. We added an additional 60,000 metric tons of capacity in the second quarter of 2008. In August 2009, we completed the first phase construction of our NPCC facility in Zibo, Shandong on approximately 234,487 square meters in the Zibo High-Tech Development Zone in Zibo, Shandong Province with an annual production capacity of 60,000 metric tons.

In August 2009, we, through our wholly-owned subsidiary Faith Bloom Limited, entered into an Equity Transfer Agreement with Anhui Chaodong Cement Co., Ltd., a company incorporated under the laws of the People’s Republic of China, pursuant to which Faith Bloom acquired the entire equity of Chaodong. Chaodong was an inactive manufacturer of nano precipitated calcium carbonate, and its assets include mining rights to reserves of 13.2 million tons of limestone and existing buildings and equipment. The name of Chaodong was changed to Anhui Yuanzhong in April 2010. The acquisition was approved by the Chinese government in November 2009. Anhui Yuanzhong has an annual capacity of 10,000 metric tons. In connection with the acquisition of Anhui Yuanzhong, in August 2009, we, through Faith Bloom Limited entered into a Project Investment Contract with the local government of Hanshan County, Anhui Province, People’s Republic of China. Pursuant to this agreement, we anticipate investing RMB 1,200,000,000 (approximately $175.7 million) in several phases by 2013, which includes an investment in a new NPCC project that has the capacity to manufacture 200,000 tons of NPCC per year and the purchase of land-use rights for approximately 341,335 square meters (approximately 84.35 acres) of land. This agreement is currently under government review and is subject to governmental approval. In addition to the investment per this agreement, the Company also agreed to purchase the land-use rights for approximately 66,767 square meters (16.5 acres) of land from the local government for Anhui Yuanzhong, which is subject to the approval of the local government. Such approval will require administrative procedures including a public bidding to establish the transaction price. These agreements are investment plans and are not contractually binding until key elements of contract terms such as transaction prices and specific payment schedules are fully agreed upon and evidenced by execution of agreements.

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

	As of December 31,
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

Overview

We are a leading and fast growing Chinese manufacturer of specialty additives. Our nano-precipitated calcium carbonate (“NPCC”) products are used as functional additives and fillers in a broad array of products due to their low cost and the overall improved chemical and physical attributes they provide to end products. As a market leader of high-grade NPCC products, we deploy advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, PVC building materials, PP building materials, ink, paint, latex, adhesive, paper and PE industries.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
NPCC Industry Growth.  We believe the market for NPCC in China for the long term will be growing rapidly, driven by China’s economic growth and increasing penetration of NPCC applications into different industries.

•
Research and Development. We believe our research and development capabilities have become an increasingly important driver of our growth. Our research and development team has developed a technology to modify the property of a specific NPCC product to fit a particular end product and, in addition, improve the property of such end product. We believe this technology is essential to the development and introduction of our new NPCC products.

•
Production Capacity and Production Volume.  We believe the rapid growth of the NPCC market in China and our ability to continuously penetrate new areas of NPCC applications provide sufficient room for us to further enhance our capacity. Since 2008, we have been able to substantially utilize our existing capacity, taking into account of ramp-up periods required for new facilities. We believe that the ability to increase our production capacity will allow us to significantly increase revenues and profit.

•
Price of NPCC Products. We believe the quality of our products and our technical service capabilities will allow us to maintain a stable price structure.  We believe most of our customers in China use NPCC as an additive to enhance functionalities of their end products and to save costs, which are directly affected by the quality of NPCC used. Accordingly, we believe our reputation for quality and reliable technical support allows us to command relatively higher average selling prices and generate higher gross margins than our competitors who do not possess the same reputation.

•	Economies of Scale. We believe our larger size of operations in comparison with most of our competitors in China allows us to derive better efficiencies which favorably impact our operational results.

•
Raw Material Supply and Prices.  The per unit costs of producing our products are subject to the supply and price volatility of coal and other raw materials. We expect that they will continue to be affected by factors such as fluctuations of world energy prices and general economic conditions such as inflation and transportation.

•
Competition.  While China’s NPCC market is expected to grow, we are subject to intense competition.  We face significant competition from NPCC manufacturers within China and well-established chemical companies from other countries.  We compete based upon proprietary technologies, manufacturing capacity, product quality, production costs and the ability to produce a diverse range of NPCC products.  By leveraging our research and development capabilities, our quality and economies of scale, we believe that we are well-positioned to offer customers quality products at high gross margins.

Organization

ShengdaTech is incorporated in Nevada in the United States of America.  ShengdaTech’s wholly-owned subsidiaries, Chaodong, Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize Nano”), Bangsheng Chemical, Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize Nano”), and Zibo Jiaze Nanomaterials Ltd. (“Zibo Nano”) and collectively the “PRC operating subsidiaries” are established under the laws of the PRC.

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Chaodong.  Chaodong was an inactive manufacturer of NPCC products. The name of Chaodong was changed to Anhui Yuanzhong Nanomaterials Co., Ltd. in April 2010.

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

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of December 31, 2008 and further to 250,000 metric tons as of December 31, 2009. Our Phase I NPCC facility in Zibo started production in late August 2009. The facility reached 90% capacity utilization at the end of 2009 and 100% capacity in January 2010. Our Anhui facility started production in May 2010 after we completed certain repair and maintenance of the facility and equipment and performed certain technological upgrades consistent with our Tai’an, Shandong facility. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers and attract new customers.

Breakthroughs of research and development and applications of NPCC. We jointly developed with Tsinghua University the membrane-dispersion technology for NPCC production, which was officially granted a patent in November 2007. With the membrane-dispersion patent, we intend to maintain our leading position in technology for the NPCC market in China through continuing efforts in developing new NPCC products for applications in different industries.

Pricing of our NPCC products. The pricing of our NPCC products generally is determined by manufacturing costs, overall market demand, competition, and, increasingly, costs associated with developing the technology. In addition, the pricing of some of our NPCC products depends on the amount of cost saving that a particular industry or customer can achieve. For example, with respect to tire and PVC building materials, the pricing of NPCC products is principally affected by the cost saving benefit our customers realize by replacing some of the relatively expensive carbon black and silicon dioxide with less expensive NPCC. With respect to paper, the pricing of NPCC is principally affected by comparable imported products.

Competitive landscape. The competition in the Chinese NPCC market is stratified. In low-end applications, where several options are available, including precipitated calcium carbonate (PCC) and other fillers, suppliers are experiencing price pressure from their counterparts and from end users. However, in more complex applications, where NPCC use has proven to lower manufacturing costs and improve quality, end users will accept higher-priced and technologically advanced products, especially producers of tires, adhesives, high-end oil and inks, and auto coating industries. We target potential end users of high-end NPCC products. Our exclusive, patent-protected membrane-dispersion technology differentiates us from other competitive offerings and enables us to penetrate the market.

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

Section 421 of the Trade Act of 1974. China’s accession to the World Trade Organization (“WTO”) included transitional remedies to address import surges into other countries leading to market disruption. In the United States, the relevant safeguard provision was enacted as Section 421 of the Trade Act of 1974.  Section 421 permits U.S. domestic industries and workers injured by rapidly increasing imports from China to seek relief. Similar to other safeguard provisions, a Section 421 investigation is initiated by the filing of a petition with the United States International Trade Commission (“ITC”). On the basis of information developed in such investigation, the ITC determined, pursuant to Section 421(b)(1) of the Trade Act of 1974, that certain passenger vehicle and light truck tires from the PRC are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products. On September 11, 2009, the United States government announced the decision to grant relief in the form of increasing the tariffs on such passenger vehicle and light truck tires for a three-year period by 35% in year one, 30% in year two, and 25% in year three. The increase in tariffs may harm the export business of our NPCC customers in the tire industry, which would decrease demand for our NPCC products, cause our revenue to decline and materially and adversely affect our business.

Exchange rate. Our sales of products have been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is Renminbi while our financial statements have been expressed in USD, the functional currency of ShengdaTech, Inc. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

Cost of Goods Sold

Cost of goods sold consists primarily of  raw materials, packaging, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expenses and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs, and inspection costs.

The most significant factors that directly or indirectly affect our cost of goods sold are as follows:

•	Processing technologies for NPCC;

•	Transporting, supply, and price of limestone;

•	Supply and price of limestone;

•	Availability and price of anthracite and soft coal;

•	Supply and price of electricity; and

•	Exchange rate.

Processing technologies for NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our clients. In conjunction with Tsinghua University, we successfully completed the development of a more advanced membrane-dispersion technology, which was officially granted a patent in November 2007. We and Tsinghua University each have a 50% ownership share of the technology. We have the exclusive right to use the technology under a license agreement with Tsinghua University for the life of the patent. The membrane-dispersion technology enables us to produce NPCC in a more efficient and cost effective manner.

Transporting, supply, and price of limestone. Limestone is an important raw material for NPCC. Our average unit price for limestone have fluctuated from $6.53 per metric ton in 2008 to $6.90 per metric ton in 2009. Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Management Committee of Zibo High-Tech Industrial Development Zone (the “Management Committee”). The Management Committee has agreed to continue to sell to us sources of good quality limestone. As of December 31, 2009, the transfer of mining rights to our Company is still under review of the Management Committee. In addition, the acquisition of Anhui Yuanzhong on December 11, 2009 included approximately two years of limestone mining rights. We are applying for the extension of mining rights with the PRC government. If the application is approved, another thirty years of mining rights will be granted. In addition, we have entered into a Project Investment Agreement with the government of Hanshan County, Anhui Province, which also includes the exclusive mining rights of good quality limestone. We believe that our access to these limestone sources will be sufficient to satisfy our limestone requirements and expansion needs for the foreseeable future.

Availability and price of anthracite and soft coal. Anthracite and soft coal are used in the production of our NPCC products as key raw material and fuel, respectively. Anthracite and soft coal represented approximately 37.6% of our total cost of goods sold in 2009.  We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Average anthracite prices has fluctuated in recent periods, increasing from approximately $145 per metric ton for 2008 to approximately $151 per metric ton for 2009.

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

Gross Profit

Our gross profit has been, and will be, affected by many factors, including (a) the demand for our products, (b) the average selling price of our products, which in turn depends in part on the mix of products sold, (c) new product introductions, (d) the volume and costs of manufacturing of our products, (e) competitive activities, (f) expanded international operations and (g) entry into new industry applications.

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, commission and employee benefits, office facility and equipment costs, amortization of land use rights,  research and development costs, and other support costs including utilities, insurance, and professional fees.

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

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value. Assets held for sale for discontinued operations are recognized at the lesser of carrying value or fair value less costs to sell.

Long-term convertible notes - On January 1, 2009, as required by US GAAP, we changed how we account for our long-term convertible notes (the “Notes”) The change significantly impacts the accounting for our convertible notes by requiring us to account separately for the liability and equity components of the Notes because, upon conversion at any time before June 1, 2011, the make-whole interest payment may be settled in cash. The liability component is measured so the effective interest expense associated with the convertible notes reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible notes and this estimated fair value is recorded as a debt discount and amortized to interest expense through June 1, 2011, the earliest date the holders of the Notes can demand payment. Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities.

Business combination - The application of the purchase accounting requires certain estimates and assumptions especially concerning the determination of the fair values of the acquired intangible assets and property, plant and equipment as well as the liabilities assumed at the date of the acquisition. Moreover, the useful lives of the acquired intangible assets, property, plant and equipment have to be determined. Measurement of fair value and useful lives are based to a large extent on anticipated cash flows. If actual cash flows vary from those used in calculating fair values, this may significantly affect our future results of operations. Factors that may affect the assumptions regarding future cash flows include: long-term sales forecasts and anticipation of selling price erosion due to excessive capacities and competition. For significant acquisitions, the purchase price allocation is carried out with assistance from independent third-party valuation specialists. The valuations are based on information available at the acquisition date.

Results of operations

Continuing Operation —Comparison for the Years ended December 31, 2008 and 2009

Sales of Products

	For the Years Ended December 31,
	2008		2009		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Net sales-NPCC	82,419,689	100.0	102,121,804	100.0	19,702,115	23.9

For the year ended December 31, 2009, net sales increased by $19,702,115 or 23.9% compared to the year ended December 31, 2008. The increase was mainly due to an increase in sales volume of 32,684 metric tons driven by an increased market demand during the year ended December 31, 2009, resulted in a $15,745,065 increase in sales. In addition, the average selling price for the year ended December 31, 2009 was approximately $482 per metric ton, an increase of $22 per metric ton from an average selling price of $460 per metric ton for the year ended December 31, 2008, which resulted in a $3,957,050 increase in sales. The increase in our average selling price was due primarily to our pricing strategy and the change in our product mix based on market demands.

We expect our average selling price to fluctuate narrowly within a small range. We believe the quality of our products and our strong technical service capability will allow us to maintain a stable price structure. For the year ended December 31, 2009, our sales for plastic, adhesive and latex applications increased by $15,972,617, $3,523,549, and $873,377, respectively, compared to the year ended December 31, 2008. Our sales for rubber, paper, paint and ink applications for the year ended December 31, 2009 remained stable compared to the year ended December 31, 2008.

Cost of Goods Sold and Gross Profit

	For the Years Ended December 31,
	2008		2009		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Cost of Goods Sold-NPCC	48,316,242	58.6	60,218,310	59.0	11,902,068	24.6

Gross Profit-NPCC	34,103,447	41.4	41,903,494	41.0	7,800,047	22.9

The cost of goods sold increased by $11,902,068 or 24.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in cost of goods sold comprised an increase in raw material cost of $6,239,578, an increase in utilities of $4,050,260 and an increase in other production expenses of $1,612,230.  Raw materials for our products are mainly limestone, anthracite, and supplemental chemicals. During 2009, our raw materials costs per metric ton increased by 5.2% or $7 compared to 2008. We expect the cost for raw materials to fluctuate with commodity price of anthracite. Price of anthracite correlates with general changes in energy price. During 2009, utilities costs and other productions expenses per metric ton increased 5.6% or $7 compared to 2008 due to price increase in electricity and initial production start-up costs at our Zibo, Shandong Facility for the first several months after the August 2009 production launch.

The gross margin decreased slightly by 0.4%, from 41.4% for the year ended December 31, 2008 to 41.0% for the year ended December 31, 2009. An increase in sales volume and the average selling price in the current period were offset by an increase in raw material costs, utilities and production expenses. The initial production start-up costs at our Zibo, Shandong Facility for the first several months after the August 2009 production launch had a negative impact of $1,006,410 on our gross margin for the year ended December 31, 2009.

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

General and administrative expenses increased by $2,595,872 or 84.4% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was mainly due to an increase in our professional services costs of $1,223,579 associated with accounting and auditing and other professional expenses, an increase in our payroll costs associated with executive compensation of $656,005, an increase in research and development expenses of $214,510, an additional amortization charge for land use rights and related property tax expenses for our new Zibo, Shandong facility of $212,636 and $141,724, respectively, and an increase of $147,418 in other miscellaneous expenses.

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

On December 11, 2009, we completed our acquisition of Anhui Yuanzhong and recognized a gain on bargain purchase of $619,466. The company was able to acquire Anhui Yuanzhong  with a bargain purchase price due to the fact that  the seller planned to focus on its core business of manufacturing cement and that the seller has experienced difficulty in selling the business in the market as all equipment used by the business was specifically built to fit ultra gravity technology systems. We are one of the very few potential buyers that have the technology, human resources, research and development expertise, and sales and marketing capabilities to operate the business. Prior to recording a gain, the Company reassessed whether all acquired assets and all liabilities assumed have been identified and performed re-measurements to verify that the consideration paid and assets acquired have been properly valued and recorded based on information available to the Company.

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

The net sales of $295,899 for the year ended December 31, 2009 were generated from sale of Bangsheng Chemical Facility’s residual coal inventory after it ceased operations at the end of October 2008. Our Bangsheng Chemical Facility conducted ordinary course of business between January 1, 2008 and October 31, 2008 and its operating results during that period were included in our financial statement for the year ended December 31, 2008.

Due to the cessation of production at our Bangsheng Chemical Facility, the carrying amount of the plant equipment was reduced to the fair value based on the estimated selling price in the used equipment market. This resulted in an impairment loss of fixed asset of $3,931,253 for the year ended December 31, 2008. We re-assessed our Bangsheng Chemical Facility equipment in 2009 based on the estimated selling price in the used equipment market and determined that no further impairment of loss is required for the year ended December 31, 2009.

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

For the year ended December 31, 2008, net sales increased by $35,698,016 or 76.4% compared to the year ended December 31, 2007. The increase was mainly due to an increase in sales volume of 60,062 metric tons driven by an increased market demand during the year ended December 31, 2008, which resulted in a $27,608,525 increase in sales. In addition, the average selling price for the year ended December 31, 2008 was approximately $460 per metric ton, an increase of $75 per metric ton from an average selling price of $385 per metric ton for the year ended December 31, 2007, which resulted in a $8,089,491 increase in sales. The increase in our average selling price was due primarily to our pricing strategy and the change in our product mix based on market demands.

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

Our gross margin of NPCC decreased from 42.6% to 41.4%. This was mainly due to an increase in the average products cost of $46.4 per metric ton as a result of the price increase of anthracite and soft coal by $60.6 and $32.5, respectively, per metric ton. However, there was an increase of gross profit of $14,194,361 or 71.3% due to the increase in sales volume.

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

General and administrative expense increased by $415,245 or 15.6% for the year ended December 31, 2008 compared to the prior year. The main reasons were (1) an increase of taxes of $85,894 paid in the form of land use tax to the government as the result of the establishment of our Zibo, Shandong facility; (2) an increase of $256,648 in depreciation charge for our research and development center and an amortization charge of $101,440 for land use rights for our Zibo, Shandong facility; (3) an increase of $47,064 in salary expenses; (4) an increase of $100,542 in research and development expenses; (5) an decrease in our professional service fee of $155,477 due to partial allocation to Bangsheng Chemical Facility since 2008; (6) a decrease of $20,866 in the running expenses, such as office expenses, traveling expenses and entertainment expenses.

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

Other expense for the year ended December 31, 2008 increased by $39,510, which was mainly due to the increase in foreign exchange currency losses arising from our overseas sales.

Interest expense, related primarily to our convertible notes, was $7,456,418 for the year ended December 31, 2008.  Interest expense included $3,963,167 contractual coupon interest on convertible notes, $861,877 amortization of debt issuance costs, and $3,282,469 amortization of debt discount. The interest expense was reduced by $651,095 for interest cost capitalized during the year ended December 31, 2008. Our long-term convertible notes balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the year using the effective interest method.

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

Discontinued Operations— Comparison for the Years ended December 31, 2007 and 2008

In December 2009, we decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventories. The facility ceased production at the end of October 2008. Our Bangsheng Chemical operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

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

Sales of our coal-based chemical business products increased by $13,074,330, or 24.2%, for the year ended December 31, 2008 compared to the prior year. The increase was mainly due to (1) additional revenue of $5,579,085 as a result of the increased price of ammonium bicarbonate by $35.5 per metric ton, which was partially offset by the decreased sales volume by 28,588 metric tons; (2) additional revenue of $1,150,553 as a result of the increased price of methanol by $111.6 per metric ton, which was partially offset by decreased sales volume of 6,376 metric tons; (3) additional revenue of $5,919,751 as a result of the increased price of liquid ammonia by $144.3 per metric ton, which was partially offset by decreased sales volume of 14,160 metric tons; (4) additional revenue of $4,617 as a result of the increased price of ammonia by $16.3 per metric ton, which was partially offset by decreased sales volume of 93 tons; (5) additional revenue of $543,401 as a result of the increased price of melamine by $262.9 per metric ton, which was offset by the decreased sales volume by 1,443 tons. The decrease in sales volume was due to the fact that our Bangsheng Chemical Facility was mandated to stop production in October 2008 as it was located in designated residential and non-manufacturing business zones based on the local government’s enhanced urban safety and environment standard.

The gross margin of our coal-based chemical business increased by 43.5% (or $6,370,082 in gross profit), from 27.2% to 31.4%, which was mainly due to the increases in the sales prices of our chemical products which was partly offset by the increase in the prices of our raw materials.

Due to the cessation of production at our Bangsheng Chemical Facility, the carrying amount of the plant equipment was reduced to the fair value based on the estimated selling price in the used equipment market. This resulted in an impairment loss of fixed asset of $3,931,253 for the year ended December 31, 2008.

Our effective income tax rate for the Bangsheng operations for the year ended December 31, 2007 and 2008 remained stable.

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

Our capital expenditures for the fiscal years 2007, 2008, and 2009 were $38,929,887, $53,827,097, and $24,500,728, respectively.  In past years, our capital expenditures consisted primarily of costs of obtaining land use rights and purchases of property, plant and equipment and our research and development facility. We estimate that capital expenditures for 2010 will be between $64,000,000 and $70,000,000, which we will use mainly for the expansion of our Anhui facility and Zibo, Shandong facility. Capital expenditure for the six months period ended June 30, 2010 was approximately $17,600,000.

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

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. We established a credit policy that grants a 30 to 90 day credit term in 2009 to customers who meet our credit evaluation criteria. We exclude cash sales in our calculation of accounts receivable turnover in days.  Accounts receivable turnover in days were 58 days in 2009, 60 days in 2008 and 63 days in 2007. As of December 31, 2009, there were no overdue accounts receivable.

Working capital. Our working capital balance fluctuates from period to period, which is affected by our cash flow from operating activities. Working capital includes total current assets, excluding assets held for sale, net of total current liabilities. Working capital increased from $112,701,133 as of December 31, 2008 to $114,588,727 as of December 31, 2009 due to the increased cash flow from operating activities.

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

Cash used in investing activities. Cash used in investing activities for the year ended December 31, 2009 decreased to $24,290,530 from $52,344,883 for the year ended December 31, 2008; cash used in investing activities for the year ended December 31, 2008 increased to $52,344,883 from $38,065,706 for the year ended December 31, 2007. These changes in cash flows used in investing activities were primarily due to the timing of our capacity build-up activities during the three-year period. Phase III (60,000 metric tons) construction of our Shaanxi facility began in the beginning of 2008 and Phase I construction of our Zibo, Shandong facility began its 60,000 metric tons construction at the end of 2008. Cash used in investing activities for the year ended December 31, 2009 primarily related to the construction of our Zibo, Shandong facility with an annual production capacity of 60,000 metric tons. The Zibo, Shandong facility was put into use at the end of August 2009.

Cash used in financing activities.  Cash used in financing activities for the year ended December 31, 2009 was $1,934,114, which comprised mainly the $2,535,745 of cash paid for the repurchase of our convertible notes, offset by the proceeds from the issue of $601,631 unsecured note payable to related parties. Cash provided by financing activities for the year ended December 31, 2008 was mainly attributable to $115,000,000 of cash received from the issuance of convertible notes, offset by cash paid for debt issuance costs of $5,859,663 and cash paid for the repurchase of our convertible notes of $9,890,000 in November and December 2008. Cash used in financing activities for the year ended December 31, 2007 was $1,995,105, which was mainly due to repayment of loans with related parties.

Discontinued operations. There were minimum cash activities in the discontinued operations of our Bangsheng Chemical Facility during fiscal year 2009. Its cash balance decreased from $21,775,738 at the beginning of 2009 to $21,634,306 at the end of 2009. The decrease was mainly due to revenue of approximately $295,899 generated from the sales of residual coal inventory after it ceased operations in 2008 and the deposit interest of $78,452 earned, which were more than offset by remuneration payment of $111,332 to the security personnel, rental payments of $143,206 to Shengda Group, local income tax payments of $301,088 for the fourth fiscal quarter of 2008 and payments for other miscellaneous expenses of $14,193.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Based on the amount of our cash as of December 31, 2009, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $826,231, in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $809,870 in our total amount of cash.

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

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation, which may materially impact our results of operations. During 2007 and 2008, the rates of inflation in China were 4.8% and 5.9%, respectively. However, in 2009, the inflation rate in China was negative 0.7%.

Item 8. Financial Statements And Supplementary Data

Quarterly financial information is presented as follows:

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
Net Sales	$20,672,353	$26,018,533	$25,376,060	$30,054,858
Gross Profit	8,487,126	11,386,120	10,080,579	11,949,669
Income from continuing operations	5,353,792	6,630,891	4,848,391	6,721,083
(Loss) from discontinued operations	(78,152)	(95,726)	(217,980)	(57,692)
Net income	5,275,640	6,535,165	4,630,411	6,663,391
Basic Earning (Loss) per Common Share
Income from continuing operations	0.10	0.12	0.09	0.12
(Loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income per common share	0.10	0.12	0.09	0.12
Diluted Earnings per Common Share
Income from continuing operations	0.09	0.12	0.09	0.12
(Loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income per common share	0.09	0.12	0.09	0.12

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Net Sales	$13,424,531	$19,098,980	$25,526,971	$24,369,207
Gross Profit	5,511,619	7,782,246	10,799,455	10,010,127
Income from continuing operations	3,896,460	4,486,627	4,786,007	9,851,613
Income (loss) from discontinued operations	3,518,526	5,334,490	4,378,397	(223,818)
Net income	7,414,986	9,821,117	9,164,404	9,627,795
Basic Earning per Common Share
Income from continuing operations	0.07	0.08	0.09	0.18
Income (loss) from discontinued operations	0.07	0.10	0.08	(0.01)
Net income per common share	0.14	0.18	0.17	0.17
Diluted Earnings per Common Share
Income from continuing operations	0.07	0.08	0.09	0.12
Income (loss) from discontinued operations	0.07	0.10	0.08	(0.00)
Net income per common share	0.14	0.18	0.17	0.12

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Net Sales	$8,975,400	$10,828,104	$13,123,032	$13,795,137
Gross Profit	3,684,143	4,622,730	5,722,670	5,879,543
Income from continuing operations	2,770,631	3,599,068	4,626,658	4,205,866
Income from discontinued operations	2,635,997	2,433,819	3,184,602	3,573,704
Net income	5,406,628	6,032,887	7,811,260	7,779,570
Basic Earning per Common Share
Income from continuing operations	0.05	0.07	0.08	0.08
Income from discontinued operations	0.05	0.04	0.06	0.07
Net income per common share	0.10	0.11	0.14	0.15
Diluted Earnings per Common Share
Income from continuing operations	0.05	0.07	0.08	0.08
Income from discontinued operations	0.05	0.04	0.06	0.07
Net income per common share	0.10	0.11	0.14	0.15

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

Management is responsible of establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act) is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Based on our evaluation of internal control over financial reporting as of December 31, 2009, management has determined that our internal control over financial reporting was effective.  We acquired Anhui Yuanzhong in December 2009, and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Anhui Yuanzhong’s internal control over financial reporting associated with total assets of $4,593,970 and nil revenue, which was included in the consolidated financial statements of the Company.  The Company’s evaluation of the effectiveness of our internal control over financial reporting is based on the criteria established in COSO's Internal Control — Integrated Framework.

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

•
Management had concluded that we did not design and maintain effective policies and procedures to ensure adequate maintenance of tax records, timely reconciliation of income tax accounts and adequate analysis and review of deferred tax calculations. As a result, we did not maintain effective internal control over accounting for income taxes and related financial statement disclosures. As of December 31, 2009, management has concluded that the severity of this previously reported material weakness has been sufficiently reduced and remediated such that the previously reported material weakness is no longer a material weakness. We have designed policies and procedures to ensure the maintenance of tax records, timely reconciliation of income tax accounts and adequate analysis and review of deferred tax calculations and hired qualified third party specialists to perform these procedures. In addition, as part of the 2009 period-end financial closing procedures, management utilized a monthly monitoring process. Based on these reviews, which are part of the control process, tax records, timely reconciliation of income tax accounts and adequate analysis and review of deferred tax calculations and related disclosure controls are deemed to be operating effectively.

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

Name	Age	Position
Xiangzhi Chen	48	President, Chief Executive Officer and Director
Andrew Weiwen Chen	42	Chief Financial Officer
Anhui Guo	40	Director and Chief Operating Officer
Dongquan Zhang	69	Director
A. Carl Mudd	66	Director
Sheldon B. Saidman	67	Director
Lei Du	31	President of Shandong Haize Nanomaterials Co., Ltd
Yong Zhao	37	President of Shaanxi Haize Nanomaterials Co., Ltd.
Gongbo Wang	32	President of Zibo Jiaze Nanomaterials Co., Ltd.
Zhendong Li	31	President of Anhui Yuanzhong Nanomaterials Science and Technology Co., Ltd.

Mr. Xiangzhi Chen has served as our chief executive officer, president and director since March 31, 2006. Mr. Chen is the founder of Faith Bloom and its subsidiaries and has served as their chairman and chief executive officer since the subsidiaries’ formation in 2001. He served as president of Shandong Shengda Technology Co., Ltd., one of our affiliates, from January 2003 to March 2009.  We believe Mr. Chen’s qualifications to serve on our board include his extensive knowledge of the Company as founder, Chairman, CEO, and President and his understanding and in-depth experience in dealing in the markets served.  In addition, we believe that his vision and progressive leadership will continue to positively influence the Company’s profitable revenue growth and corresponding profitability, and his background positions him to grow the Company both organically and by acquisition.

Mr. Andrew Weiwen Chen brings over 12 years of senior management experience in accounting, auditing, financial analysis and reporting for both public and private companies in China and the United States. Mr. Chen was appointed as our Chief Financial Officer in April 2009. From September 2008  to March 2009, Mr. Chen served as Chief Financial Officer at Trony Solar Holdings in Shenzhen, China, where he played a leading role in the completion of a $45 million private equity financing and supported the Company's future plans for an initial public offering ("IPO"). From July 2007 to August 2008, he also worked as Chief Financial Officer and vice president at China Nepstar Chain Drug Store Ltd., a NYSE-listed leading pharmacy chain in China, where he gained significant experience in Sarbanes Oxley ("SOX") implementation and maintenance, SEC reporting and disclosure, the IPO process and investor relations. From June 2000 to February 2007, Mr. Chen also served as Chief Financial Officer at YRC Worldwide Inc.'s China International Transportation Operations and as financial controller and senior auditor at Honeywell International Inc. in the United States and China. He began his accounting/finance career with PricewaterhouseCoopers in their New York and Atlanta offices. Mr. Chen holds a Master's degree in Accountancy and an MBA in Finance from the University of Alabama at Tuscaloosa, U.S. He also has a Bachelor of Arts degree from Xiamen University, China.

Ms. Anhui Guo has served as our chief operating officer since April 2009.  She had served as our chief financial officer from March 2006 to April 2009, has served as our vice president and treasurer since March 31, 2006 and as director since February 23, 2007. Ms. Guo has served as chief financial officer of Faith Bloom and its subsidiaries since 2001. Ms Guo was manager of finance of Shandong Shengda Construction Co., Ltd., one of our affiliates, from January 2001 to January 2003. She has served as manager of finance of Shandong Shengda Technology Co., Ltd., one of our affiliates, since January 2003. Ms. Guo was licensed as an accountant in 1996.  We believe Ms. Guo’s qualifications to serve on our board include her extensive knowledge of the Company as a long-term executive, which gives her detailed understanding of the complexities of the operation.  Her experience allows her to direct the operations of the Company and her financial experience provides valuable insights both in directing the business operations and in serving on the board of directors.

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

Mr. Sheldon B. Saidman has served as our director since February 23, 2007. Mr. Saidman has extensive senior executive experience, especially in marketing and general management. He has held positions as President or Chief Operating Officer in several companies, both pubic and private. From May 2001 to October 2005, he served as President of Liberty Wire & Cable, Inc. since September 2005, he has owned and served as President of Saidman & Associates, Inc., a business management consulting practice and serves as a Member of Board of Directors at Large of Roscoe Medical, Inc., a privately held company owned by River Associates Investments, LLC, a private equity group. He holds a bachelor’s degree in journalism and public relations from The University of Maryland.  We believe Mr. Saidman’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on boards of other companies and the unique perspective he brings to various issues considered by the board, particularly related to sales, marketing, and general management.

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

Mr. Zhendong Li has served as President of Anhui Yuanzhong Nanomaterials Co., Ltd. since January 2010. From May 2009 to December 2009, he served as Vice President of Shaanxi Haize Nanomaterials Co., Ltd. From July 2007 to April 2009, he worked in the research and development center of our Company. From September 2004 to July 2007, he served as an assistant to the General Manager of Yongye Electronic Co., Ltd and as a Technician Engineer in Xi’an Rejoy Pharmaceutical Co., Ltd. from July 2002 to March 2004. Mr. Li graduated from Xi Bei University, and holds a master's degree in engineering.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). There were no late reports pursuant to Section 16(a), transactions that were not reported on a timely basis, or known failure to file a required form pursuant to Section 16(a) in 2009.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to pay key management personnel, including its “Named Executive Officers” (NEOs), competitive remuneration based on the authority, responsibility, and accountability of the position held by the individual. In addition, the Company also considers the competitive environment relative to compensation paid to senior management with comparable job scope by companies in related industries and of approximate size. The compensation program consists of two components, the base salary and a performance-based portion, which otherwise may be defined as a bonus. The base salary considers seniority, past salary, competitive environment, and contributions to the Company; the performance-based portion is the amount that may be earned by an employee according to their individual performance against pre-defined corporate objectives.  The purpose is to effectively motivate the executives to achieve individual corporate goals, which ultimately contributes to the Company’s overall success.  The determination of the base salary and performance-based compensation is a calculation made on total compensation. The base salary is a fixed amount, accounting for 65% of the total compensation, while the performance-based compensation portion is designed to be variable based on performance and is targeted at 35% of the total compensation.  In addition, the presidents of the three subsidiaries also received a production-related subsidy in 2009, which is listed as “All Other Compensation” in the Compensation Table below.  The Company believes that its compensation program is both equitable and competitive, while providing a positive motivational element to the overall performance of the senior management of the Company.

The Compensation Committee researched a number of public companies to determine the competitiveness of the Company’s compensation to its Chief Executive Officer.  The following are companies with which analysts compare ShengdaTech:

Name	Ticker symbol

Cabot Microelectronics Corporation	CCMP

Cabot Corporation	CBT

Martin Marietta Materials	MLM

Nanophase Technology Corp.	NANX

FEI Company	FEIC

Rockwood Holdings	ROC

Sinopec Shanghai Petrochemical Co.	SHI

Westlake Chemical Corp.	WLK

In 2007, the Company’s CEO/Chairman’s compensation was considerably lower than the CEOs/Chairmen of the surveyed companies listed above, and based on the Board of Directors’ Compensation Committee’s estimates, his compensation remains lower than the CEOs/Chairmen of the surveyed companies.  However, the revenue sizes of the surveyed companies were significantly larger than ShengdaTech.  The Compensation Committee also compared the compensation with certain Chinese companies with less revenue, including:

Name	Ticker symbol

American Lorain	ALRC

Sutor Group	SUTR

China Ritar Power Corp.	CRPT

China BAK Battery, Inc.	CBAK

The CEOs of the Chinese companies generally hold stock in their respective companies, which is the case with ShengdaTech’s CEO/Chairman.  The Compensation Committee’s position on the CEO/Chairman’s compensation is that it was equitable and competitive, particularly in consideration of his current stock holdings and interest in the Company.  The Committee limited its survey to the CEO/Chairman level and relied on management to effectively determine competitiveness of other NEOs listed.

The Company’s performance-based compensation plan promotes individual accomplishments as well as contributions to the overall operation. Judgment of performance and the consequential level of bonuses earned is based on achievements in executing job tasks and the general performance of the Company measured against the financial plan for the bonus year.  The percentage of the performance-based portion is to be determined by the employee’s immediate manager with the approval of the CEO. Ms. Anhui Guo, the Company’s Chief Operating Officer, is the immediate manager for all employees except Mr. Andrew Weiwen Chen, the Company’s Chief Financial Officer, whose immediate manager is Mr. Xiangzhi Chen, the Company’s Chief Executive Officer.  The Compensation Committee is presented with the recommended compensation for each NEO and, after discussion and any adjustments made to the compensation, the Committee would approve accordingly. Mr. Chen’s bonus is determined by the Board of Directors on recommendation of the Compensation Committee.  Based on the Company exceeding  all financial objectives set in the budget year, including revenue, net earnings, and earnings per share, the board has awarded the full bonus payment to Mr. Chen.  All other bonuses will be decided at the end of the year after appropriate evaluation and assessment of success against set objectives are measured. All bonus money earned will be paid following audited results of Company financial statements.

Reward of performance is based on achievement against budgeted goals, which are established during the budgeting process.  The budget is approved by the Audit Committee and the compensation of NEOs is approved by the Compensation Committee.  The payout for executives' 2009 bonus was based on the company's satisfactory achievement of its performance goals for revenue and net income and result of evaluation of each against different criteria for each of them. Company performance goals for 2009 were $92 million to $95 million for revenue and $18 million to $19 million for net income. The actual results achieved by the Company in 2009 were  $102.1 million of revenue and $23.1 of net income. Depending on individual performance evaluation results, bonus payout ratios for each executive varied.  Total aggregate bonus payout for executives for 2009 was $217,482.

 Compensation Policies and Practices as Related to Risk Management

Although the company is organized into separate and independent operating units, the “risk profile” itself rests with the Named Executive Officer group.  Furthermore, the Company’s compensation structure does not promote or reward risk taking by any single executive, or group of executives because all material decisions, by organizational structure and decision making processes, policies, and practices, are made by the executive team and implemented only with Board approval. Such decisions are made after careful evaluation and assessment of inherent risks, which could result from the execution of any one decision.  As a result of the organizational structure, strict accountability, span of control, and the well-defined processes in place, it would be highly unlikely for decisions to be made that may possibly place the Company at risk.

Compensation Table

Name & Principal Position	Year	Salary	Bonus****	Non-Equity Incentive Plan Compensation	All other Compensation		Total
(a)	(b)	(c)	(d)	(g)	(i)		(j)
Xiangzhi Chen, CEO	2009	195,000	105,000	0	0		300,000
	2008	$300,000		$0			$300,000	*
	2007	$300,000		0			300,000	*

Andrew Weiwen Chen, CFO (from April 15, 2009)	2009	92,500	49,850	0	0		142,350

Anhui Guo, COO	2009	78,000	42,000	0	0		120,000
	2008	$120,000		0			$120,000	*
	2007	$100,000		$0			$100,000	*

Lei Du, COO Shandong Haize	2009	43,300	23,350	0	14,350	+	81,000
	2008	$27,083		$14,583			$41,666

Yong Zhao COO Shaan’xi Haize	2009	43,300	23,350	0	14,350	+	81,000
	2008	$65,000		$35,000			$100,000
	2007	$65,000		35,000			100,000

Xukui Chen COO Shandong Bangsheng	2009							**
	2008	$52,000		$28,000			$80,000
	2007	$52,000		$28,000			$80,000

Gongbo Wang COO Zibo Jiaze (from August 2009)	2009	17,160	6,940		4,270	+	28,370	***

*The 2007 and 2008 compensation for Mr. Chen of $300,000 per year and for Ms. Guo of $100,000 and $120,000 per year, respectively, was paid directly by Shandong Shengda Technology Co., Ltd. for services provided to ShengdaTech, Inc.
** Mr. Xukui Chen’s employment with the Company was terminated as of October, 2008.
*** Mr. Gongbo Wang was named President of Zibo Jiaze Nanomaterials Co., Ltd. in 2009.
****Bonuses are listed here for planning purposes and it can be assumed that all or part of the total allocated bonus amount will be paid following evaluation of performances by respective NEOs. The amount of bonuses earned was $217,482, and such amount was determined and paid before March 31, 2010.
+ All other compensation listed are non-performance based cost-of-living subsidies granted to the Chief Operating Officers of ShengdaTech, Inc.’s subsidiaries.

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

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any named executive officer in 2009.

Outstanding Equity Awards at Fiscal Year End

The Company currently does not have an equity compensation plan. No options or other stock-based awards were granted to any named executive officer in 2009.

Option Exercises and Stock Vested

No options were exercised by and no shares of stock were vested in any named executive officer in 2009.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the named executive officers in 2009.

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

Independent directors receive compensation for their service on the board and board committees consisting of (i) an annual retainer of $35,000 for Messrs. Saidman and Mudd, and $10,000 for Mr. Zhang (ii) $1,000 for each telephone conference call meeting and (iii) $5,000 for each in-person meeting. We will also reimburse directors for travel and other out-of-pocket expenses incurred in connection with their board service. Mr. Mudd received an extra $10,000 as compensation for the position of Chairman of Audit Committee. Effective April 1, 2008, Mr.  Mudd was selected by the board to serve as Lead Director and received quarterly $10,000 and 5,000 stock options for this service. Effective the fourth fiscal quarter of 2009, six quarters after Mr. Mudd was appointed as Lead Director, the board determined that the Lead Director position was no longer necessary as the requisite support was provided by the Company’s bilingual CFO. As of the date of grant, the aggregate value of the 30,000 stock options earned was $40,100 using the Black-Scholes option pricing model. For detailed disclosures, please see page 24 of the Financial Statement on this Form 10-K under the caption “Options” in Note 13, Share-based compensation.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. Dongquan Zhang, A. Carl Mudd, and Sheldon B. Saidman. No member of our Compensation Committee was, or has been, an officer or employee of the Company. No member of our Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Analysis and Discussion with the management of the Company. Based on the review and the discussions, the Compensation Committee recommended to Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K. The members of the Compensation Committee are Messrs. Dongquan Zhang, A. Carl Mudd, and Sheldon B. Saidman, Chairman.

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

Name and Address	Number of Shares	Percentage Owned
Goldman Sachs Asset Management +	3,160,867	5.8%
Xiangzhi Chen	22,902,912	42.3%
Fanying Kong*	1,998,816	3.7%
Anhui Guo	—	—
Xueyi Zhang	—	—
Dongquan Zhang	—	—
A. Carl Mudd	35,000**	—
Sheldon B. Saidman	6,400	—
Xiqing Xu	1,159,584	2.1%
Lei Du	—	—
Directors and executive officers as a group (8 persons)	26,087,712	48.1%

The address for all officers and directors is Unit 2003, East Tower, Zhong Rong Heng Rui International Plaza, 620 Zhang Yang Road, Pudong District, Shanghai 200122, People's Republic of China.
* Ms. Fanying Kong is the wife of Mr. Xiangzhi Chen.
**Represents the number of shares of common stock plus options to purchase 30,000 shares of common stock that is exercisable within 60 days from March 15, 2010.
+ Based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. Consists of 3,160,867 shares held by Goldman Sachs Asset Management (which consists of Goldman Sachs Asset Management,  L.P. and GS Investment Strategies, LLC).  Goldman Sachs Asset Management has voting power over 3,154,427 shares of our common stock and dispositive power over 3,160,867 shares of our common stock shared by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC.  The address of Goldman Sachs Asset Management is 32 Old Slip, New York, NY 10005.

Item 13. Certain Relationships And Related Transactions and Director Independence

As of December 31, 2009, the Company owed Shandong Shengda Technology Co., Ltd. $849,138 comprising primarily of facilities rent due from Shandong Haize, the Company’s subsidiary and related party loans between Faith Bloom and Shandong Shengda Technology Co. Ltd., which is described in the Notes to our Financial Statements under the section Due to Related Parties.  Mr. Xiangzhi Chen, Chairman and CEO of the Company, is the controlling shareholder and chairman of Shandong Shengda Technology Co., Ltd.  The largest aggregate amount of principal due to the related party outstanding during the fiscal year ended December 31, 2009 was $849,138.  The amount outstanding as of  July 22, 2010, the amount of principal paid during the year ended December 31, 2009, and the amount of interest paid during the year ended December 31, 2009 were $706,306, $603,101 and $0, respectively.

All related party transactions require the prior approval of the Audit Committee.  Recurring transactions are approved during our budget approval process and non-recurring transactions require specific prior approval of the Audit Committee. In addition, in approving our quarterly financial statements the Audit Committee reviews all related party transactions and end balances of such transactions.

Item 14. Principal Accounting Fees And Services

KPMG audited our financial statements for the fiscal years ended December 31, 2009 and 2008. Hansen, Barnett & Maxwell, P.C. (“Hansen”) reviewed our financial statements included in the three Forms 10-Q for the quarters ended on March 31, June 30 and September 30, 2008. All of the services described below were approved by the Audit Committee prior to performance. The Audit Committee has determined that the payments made to the Company independent accountant for these services are compatible with maintaining such auditor's independence.

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

Annually, the Audit Committee discusses retention of the independent accounting firm and requests a proposal of work for the current firm and/or potential new firms the Company may be considering to perform an audit of the Company’s consolidated financial statements and an audit of its internal control over financial reporting. The Audit Committee evaluates the proposal(s) and approves one firm’s proposal. The Audit Committee then recommends engagement of the selected firm to the full board for approval.

Management communicates the need for independent accounting firm for special and/or nonrecurring work to the Audit Committee; the Audit Committee, through its chairman, discusses the scope of work required and requests a proposal from the Company’s independent accounting firm or another independent accounting firm if deemed appropriate by the Audit Committee. The Audit Committee evaluates the proposed work scope, including fees and timing.  After satisfactory discussions with the independent accounting firm(s), the Committee approves the proposal.

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

Property, plant and equipment – Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, taking into consideration the assets’ estimated residual value. Depreciation is recorded in cost of goods sold or general and administrative expense based on the nature of the asset. Depreciation included in cost of goods sold for 2009, 2008 and 2007 were $4,201,480, $3,176,244, and $1,681,309, respectively. Depreciation included in general and administrative expenses for 2009, 2008 and 2007 were $317,540, $230,494, and $94,382, respectively.

The estimated useful lives of property, plant and equipment are as follows:

Asset	Life
Building	15 - 25
Stainless steel manufacturing equipment and containers	30
Other plant, machinery and equipment	10-15
Motor vehicle	5 - 10
Office equipment	3 - 5

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

Land use rights – Land use rights represent payments made to obtain the right to use land in the PRC, which are charged to general and administrative expense on a straight-line basis over the life of the rights of 50 years.

Impairment of long-lived assets – Long-lived assets, such as property, plant and equipment and land use rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value. Assets held for sale of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Cost of goods sold – Cost of goods sold consists primarily of  raw materials, packaging, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs, and inspection costs.

Selling, general and administrative expenses – Selling, general and administrative expenses consists primarily of personnel costs, including salaries, bonuses, commissions and employee benefits, office facility and equipment costs, amortization of land use rights,  research and development costs, and other support costs including utilities, insurance, and professional fees.

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

The Company was required to use reasonable efforts to have a shelf registration statement declared effective no later than December 27, 2008, the 185th day after the latest date of original issuance of the Notes of June 25, 2008. However, the Company was not obligated to file, have declared effective or maintain an effective registration statement to the extent and during the period that the Notes and any shares of common stock issuable upon conversion of the Notes are eligible to be sold by a person who is not an affiliate of the Company pursuant to Rule 144 (or any other similar provision then in force (other than Rule 144A)) under the Securities Act.

If there had been a Registration Default pursuant to the registration rights agreement, the Company was obligated to pay a penalty to the holders of the Notes for each day of default additional interest at a rate per annum equal to 0.25% of the aggregate principal amount of the Notes for the first 90 days of such default period and a rate per annum equal to 0.50% of the aggregate principal amount of the Notes thereafter.

The Company did not file a registration statement because the Notes met the requirements of Rule 144 and have satisfied the six-month holding period requirement prior to the filing date under the registration rights agreement.  The Company evaluated the registration obligation separately from the Notes to determine the need to accrue for any probable or estimable payments to be made under the registration rights agreement and concluded that any payments were considered remote and therefore no accrual has been made for potential penalties for not filing the registration statement at December 31, 2009 and 2008.”

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

10.54
Translation of NPCC Project Investment Contract between Zibo Hi-Tech Industry Development Zone Administration Committee and Faith Bloom Ltd. dated June 19, 2008. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2010)

10.55
Project Investment Contract dated August 28, 2009 by and between the Company and the local government of Hanshan County, Anhui Province, People’s Republic of China (incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2009).

16.1	Letter from John Geib, Chartered Accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005)

16.2	Letter from Swartz Levitsky Feldman LLP, Chartered Accountants (incorporated by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2005)

16.3	Letter from Rotenberg & Co., LLP (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2006)

16.4	Letter from HANSEN, BARNETT & MAXWELL, P.C. (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A filed on November 18, 2008)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed March 15, 2010)

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*.

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGDATECH, INC.

Date: July 29, 2010	By:	/s/ XIANGZHI CHEN
Name: Xiangzhi Chen
Title: Chairman, Director and Chief Executive Officer

	By:	/s/ Andrew Weiwen Chen
Name: Andrew Weiwen Chen
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangzhi Chen	Chairman, Director and Chief Executive Officer	July 29, 2010
(Xiangzhi Chen)	(Principal Executive Officer)

/s/ Anhui Guo	Director and Chief Operating Officer	July 29, 2010
(Anhui Guo)

/s/A. Carl Mudd	Director	July 29, 2010
(A. Carl Mudd)

/s/ Sheldon B. Saidman	Director	July 29, 2010
(Sheldon B. Saidman)

/s/ Dongquan Zhang	Director	July 29, 2010
(Dongquan Zhang)