Form 10-Q/A
period 2010-03-31
ShengdaTech, Inc.
filed 2010-07-29
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010 is filed in response to comments in the letter dated July 9, 2010 received by the Company from the U.S. Securities and Exchange Commission.

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

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Anhui Chaodong Nanomaterials Science and Technology, Co., Ltd (“Chaodong”). See Note 2. Chaodong changed its name to Anhui Yuanzhong Nanomaterials Co., Ltd. in April 2010.

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

Correction of errors

The Company’s interim condensed consolidated statements of income and cash flows for the three months ended March 31, 2009 have been restated from previously issued interim condensed consolidated financial statements to correct an immaterial overstatement of income tax expense of $293,068 and an understatement of basic and diluted earnings per share from continuing operations of 0.01 per share, resulting from extinguishment of long-term convertible notes in February 2009.

	For the Three Months Ended March 31, 2009
	As previously
	reported	Adjustments	Reclassifications	As restated
Income from continuing operations before income taxes	$6,188,988	$-	$78,162	$6,267,150
Income tax expense	1,206,416	(293,068)	-	913,348
Income from continuing operations	4,982,572	293,068	78,162	5,353,802
Loss from discontinued operations	-	-	(78,162)	(78,162)
Net income	$4,982,572	$293,068	$-	$5,275,640
Earnings per share from continuing operations:
Basic	$0.09	$0.01	$-	$0.10
Diluted	$0.08	$0.01	$-	$0.09

	For the Three Months Ended March 31, 2009
	As previously
	reported	Adjustments	Reclassifications	As restated
Net income	$4,982,572	$293,068	-	$5,275,640
Loss from discontinued operations	-	-	(78,162)	(78,162)
Income from continuing operations	4,982,572	293,068	78,162	5,353,802
Net cash provided by operating activities	6,918,745	-	359,502	7,278,247
Net cash used in investing activities	(4,560,726)	-	-	(4,560,726)
Net cash used in financing activities	(2,535,745)	-	-	(2,535,745)
Net cash used in discontinued operations	-	-	(359,502)	(359,502)
Effects of exchange rate changes on cash in discontinued operations	-	-	27,352	27,352
Effect of exchange rate changes on cash	70,555	-	(27,352)	43,203
Net decrease in cash	$(107,171)	-	-	$(107,171)

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

Depreciation expense were $1,514,300 and $997,290 for the three months ended March 31, 2010 and 2009, respectively.

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

NOTE 13 – Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, with the exception for nonrecurring, nonfinancial assets and liabilities where adoption has been deferred and is effective on the first day of fiscal year 2010. The adoption of ASC 820 did not impact the Company’s financial position, results of operations or cash flows. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

•
Research and Development. We believe our research and development capabilities have become an increasingly important driver of our growth. Our research and development team has developed a technology to modify the property of a specific NPCC product to fit a particular end product and, in addition, improve the property of such end product. We believe this process is essential to the development and introduction of our new NPCC products.

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

•
Competition.  While China’s NPCC market is expected to grow, we are subject to intense competition.  We face significant competition from NPCC manufacturers within China and well-established chemical companies from other countries.  We compete based upon proprietary technologies, manufacturing capacity, product quality, production costs and the ability to produce a diverse range of NPCC products.  By leveraging our research and development capabilities, our quality and economies of scale, we believe that we have been able to offer customers quality products at higher gross margins than our competitors.

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

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of December 31, 2008 and further to 250,000 metric tons as of December 31, 2009. Our Phase I NPCC facility in Zibo started production in late August 2009. The facility reached 90% capacity utilization at the end of 2009 and 100% capacity in January 2010. Our Anhui facility started production in May 2010 after we completed certain repair and maintenance of the facility and equipment and performed certain technological upgrades consistent with our Tai’an Shandong facility. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers and attract new customers.

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

Transporting, supply, and price of limestone. Limestone is an important raw material for NPCC. Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Management Committee of Zibo High-Tech Industrial Development Zone (the “Management Committee”). The Management Committee has agreed to continue to sell to us sources of good quality limestone. As of March 31, 2010, the transfer of mining rights to our Company is still under review of the Management Committee. In addition, the acquisition of Anhui Yuanzhong on December 11, 2009 included approximately two years of limestone mining rights. We are applying for the extension of mining rights with the PRC government. If the application is approved, another thirty years of mining rights will be granted. In addition, we have entered into a Project Investment Agreement with the government of Hanshan County, Anhui Province, which also includes the exclusive mining rights of good quality limestone. We believe that our access to these limestone sources will be sufficient to satisfy our limestone requirements and expansion needs for the foreseeable future.

Availability and price of anthracite and soft coal. Anthracite and soft coal are used in the production of our NPCC products as key raw material and fuel, respectively. Anthracite and soft coal were approximately 37.6% of our total cost of goods sold in 2009.  We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Average anthracite prices has fluctuated in recent periods, increasing from approximately $135 per metric ton for the first quarter of 2009 to approximately $161 per metric ton for the first quarter 2010.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC, and it is currently supplied by the local government. The price of electricity for the NPCC industry remained fairly consistent at $0.07/kwh for the first quarter of 2009 and that of 2010.

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

General and administrative expenses consist primarily of administrative personnel costs, including salaries and bonuses and employee benefits, office facility and equipment costs, amortization of land use rights,  research and development costs, and other support costs including utilities, insurance, and professional fees.

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

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value. Assets held for sale for discontinued operation are recognized at the lesser of carrying value or fair value less costs to sell.

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

For the three months ended March 31, 2010, sales increased by $9,554,361 or 46.2% compared to the three months ended March 31, 2009. The increase was mainly due to an increase in sales volume of 19,344 metric tons that resulted from the additional production capacity of the Zibo, Shandong facility, resulted in a $9,382,879 increase in sales. In addition, the average selling price for the three months ended March 31, 2010 was $485 per metric ton, an increase of $4 per metric ton from an average selling price of $481 per metric ton for the three months ended March 31, 2009, which resulted in a $171,482 increase in sales. The increase in our average selling price was due primarily to changes in our pricing strategy and in our product mix based on market demands. For the three months ended March 31, 2010, sales of PE and latex applications increased by 18,365 and 5,296 metric tons respectively, compared to the three months ended March 31, 2009, due to the increase of industrial applications by existing customers as well as newly added customers subsequent to the first quarter of 2009. Sales for tires, PVC, paper, and ink applications, for the three months ended March 31, 2010, decreased by 820, 2,014, 338, and 1,389 metric tons respectively, due primarily to specific customers’ needs and demand and timing of their purchases. Sales of paint and auto underbody coating applications remained stable compared to the three months ended March 31, 2009.

We expect our average selling price to fluctuate narrowly within a small range. We believe the quality of our products and our strong technical service capability will allow us to maintain a stable price structure in the foreseeable future.

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

Cost of goods sold increased by $5,343,692 or 43.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, mainly due to the increase in sales volume. The increase in cost of goods sold comprised an increase in raw material cost of $2,434,994, an increase in power and utilities cost of $2,415,948 and an increase in other production expenses of $492,750, which was consistent with the increase in sales.

Gross margin increased by 0.9%, from 41.1% for the three months ended March 31, 2009 to 42.0% for the three months ended March 31, 2010, mainly due to increased sales volume of products with high gross margins resulting from our pricing strategy and the change in our product mix.

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

General and administrative expenses increased by $206,716 or 16.4 % for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 but, as a percentage of net sales, decreased by 21.3%. The increase in terms of absolute amount was due mainly to an increase in our depreciation expenses of $148,784 in connection with the newly acquired Chaodong facility in December 2009, which is under repair and maintenance and is expected to be in production in second quarter 2010 and an increase in land use and property taxes for Zibo facility, of which commenced its operations in August 2009.

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

Operating income increased by $3,800,708 or 55.0% for the three-month period ended March 31, 2010, compared to the three-month periods ended March 31, 2009, mainly due to increased sales and gross profit. However, the increase in gross profit was partly offset by the noted increases in selling and general and administrative expenses.

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

Interest expense, related primarily to our convertible notes, was $3,261,515 for the three months ended March 31, 2010, an overall increase of $817,009, compared to the same period in 2009.  Total interest expense included $1,350,405 contractual coupon interest on the convertible notes, $301,523 amortization of debt issuance costs, and $1,609,587 amortization of debt discount. The $817,009 increase for the three months ended March 31, 2010 was mainly comprised of $326,571 increase in the amortization of debt discount, calculated in accordance with the relevant accounting principle, as compared to the same period of last year while capitalized interest for the three months ended March 31, 2010 decreased by $547,989, compared to the same period in 2009. The capitalized interest for the three months ended March 31, 2010 was immaterial as the Company started the construction of Zibo plant phase II project in March 2010.

During the first quarter of 2009, we recorded a gain on extinguishment of debt of $1,624,844 from the repurchase of our convertible notes with an aggregate principal amount of $5,223,000 from certain investors through privately negotiated transactions for cash of $2,535,745 plus accrued interest of $72,144. The difference of $1,062,411 was allocated to debt issuance cost and the discount on the Notes in an amount of $158,109 and $904,302, respectively. The Company did not repurchase additional Notes in Q1 2010.

Our effective income tax rate decreased from 14.6% for the three-month period ended March 31, 2009 to 11.1% for the three-month period ended March 31, 2010. The decrease in our effective tax rate was due primarily to a higher tax rate differential attributable to losses in the US operations for the three months ended March 31, 2010 when compared to the same period ended in 2009. The three months ended March 31, 2009 included the tax effect of the gain on extinguishment of debt discussed above for which no comparable current period amount exists. The decrease is partially offset by an increase in our Shandong Haize facility income tax rate to 25% in 2010 from 12.5% in 2009.

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

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. We have a credit policy extending a 30- to 90-day credit term to customers who meet our credit evaluation criteria. We exclude cash sales in our calculation of accounts receivable turnover in days. Accounts receivable turnover in days were 61 days in the three months ended March 31, 2010 and 60 days in three months ended December 31, 2009. As of March 31, 2010, there was no overdue accounts receivable.

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

Cash flows from investing activities. Cash used in investing activities for the three months ended March 31, 2010 increased to $10,618,033 from $4,560,726 for the three months ended March 31, 2009. The changes in cash flows used in investing activities were primarily due to our capacity buildup activities during the periods.

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

Contractual Obligations

As of March 31, 2010

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	$-	$-	$-	$90,027,000	$90,027,000
Long-term convertible notes interest	5,401,620	10,803,240	10,803,240	17,105,130	44,113,230
Operating leases	190,812	381,625	381,625	1,851,702	2,805,764
Capital commitment	8,339,194	-	-	-	8,339,194
Total	13,931,626	11,184,865	11,184,865	108,983,832	145,285,188

On June 1, 2011 and June 1, 2013, holders of the notes may require the Company to purchase all or a portion of the notes subject to certain conditions.

On April 16, 2010, the Company was notified by the Bureau of Land and Resources of Hanshan Country that the land use rights for a total area of 335,889 square meters (approximately 83.00 acres) which we planned to be used for the expansion of Chaodong facility, had been granted to the Company after the local government completed the administrative approval process in connection with the Project Investment Agreement. As a result, the Company would pay RMB 70,749,522 (approximately $10.4 million) in addition to the prepayment of RMB 19,940,508 (approximately $2.9 million) made during the first quarter of 2010 for the purchase of the land use rights. On April 30, 2010, the Company made a payment of RMB 20,000,000 (approximately $2.9 million) for the purchase. The remaining balance will be paid in second quarter 2010.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Based on the amount of our cash as of March 31, 2010, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $875,706, in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $858,365 in our total amount of cash.

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

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During 2008 and 2009, the rates of inflation in China were 5.9% and negative 0.7%, respectively. However, the rate of inflation in China has been increasing. In January and February of 2010, the rates of inflation in China were 1.5% and 2.7%, respectively.

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

SHENGDATECH, INC.

Date: July 29, 2010	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: July 29, 2010	By:	/s/ ANDREW WEIWEN CHEN
Andrew Weiwen Chen Chief Financial Officer (Principal Financial and Accounting Officer)