Form 10-Q
period 2010-06-30
ShengdaTech, Inc.
filed 2010-08-09
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock outstanding on August 9, 2010 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information

Item 1.	Financial Statements	F-1

	Unaudited Condensed Consolidated Balance Sheets – June 30, 2010 and December 31, 2009	F-1

	Unaudited Condensed Consolidated Statements of Income – Three and Six months ended June 30, 2010 and 2009	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2010 and 2009	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II — Other Information		16

Item 1A.	Risk Factors	16

Item 6.	Exhibits	17

Signatures		18

Item 1. Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Note	2010	2009
ASSETS
Current assets:
Cash		$110,631,199	$115,978,763
Accounts receivable		6,027,253	4,600,722
Inventories	(3)	2,128,634	2,018,283
Prepaid expenses and other receivables		2,777,109	3,947,086
Income tax refund receivable		1,455,906	1,455,906
Debt issuance costs		1,117,162	-
Current assets of discontinued operations	(14)	805,351	801,983
Assets held for sale	(14)	1,725,693	1,718,475
Total current assets		126,668,307	130,521,218

Property, plant and equipment, net	(4)	124,784,177	123,099,860
Land use rights		31,587,224	15,432,743
Intangible assets		247,822	280,329
Debt issuance costs		-	1,720,209
Deposit for mining rights	(6)	105,749	-
Total assets		$283,393,279	$271,054,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$3,781,929	$3,998,532
Accrued expenses and other payables		4,604,115	4,737,356
Long-term convertible notes, current portion	(8)	82,651,856	-
Payable for acquisition	(2)	-	3,803,060
Income taxes payable		2,049,552	60,573
Due to related parties	(7)	715,118	1,572,427
Current liabilities of discontinued operations	(14)	42,339	42,068
Total current liabilities		93,844,909	14,214,016

Long-term convertible notes	(8)	-	79,298,539
Non-current income taxes payable	(5)	1,911,791	1,598,237
Note payable to related party	(7)	-	601,631
Deferred income tax liabilities		2,072,621	4,443,810
Non-current liabilities of discontinued operations	(14)	295,945	294,708
Total liabilities		98,125,266	100,450,941

Shareholders' equity:
Preferred Stock, par value: $0.00001, authorized: 10,000,000, outstanding, nil		-	-
Common Stock, par value: $0.00001, authorized: 100,000,000 issued and outstanding: 54,202,036		542	542
Additional paid-in capital		37,132,442	37,132,442
Statutory reserves		8,455,328	8,455,328
Retained earnings		124,857,064	111,197,045
Accumulated other comprehensive income		14,822,637	13,818,061
Total shareholders' equity		185,268,013	170,603,418

Commitments and contingencies	(6)

Total liabilities and shareholders' equity		$283,393,279	$271,054,359

See accompanying notes to unaudited condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Note	2010	2009	2010	2009
					As restated (Note 1)

Net sales		$33,237,656	$26,018,533	$63,464,370	$46,690,886
Cost of goods sold		19,605,230	14,632,413	37,134,149	26,817,640
Gross profit		13,632,426	11,386,120	26,330,221	19,873,246

Operating expenses:
Selling		616,325	531,028	1,136,378	847,836
General and administrative		1,558,390	1,388,545	3,023,083	2,646,522
Total operating expenses		2,174,715	1,919,573	4,159,461	3,494,358
Operating income		11,457,711	9,466,547	22,170,760	16,378,888

Other income (expense):
Interest income		76,680	346,101	171,157	527,230
Interest expense	(4)	(3,399,506)	(2,355,005)	(6,665,422)	(4,803,912)
Gain on extinguishment of long-term convertible notes		-	-	-	1,624,844
Other expense, net		(10,741)	(57,570)	(13,818)	(59,827)
Other expense, net		(3,333,567)	(2,066,474)	(6,508,083)	(2,711,665)

Income from continuing operations before income taxes		8,124,144	7,400,073	15,662,677	13,667,223

Income tax expense		1,044,217	769,192	1,880,489	1,682,540
Income from continuing operations		7,079,927	6,630,881	13,782,188	11,984,683

Discontinued operations	(14)
Loss from discontinued operations before income taxes		(65,174)	(95,716)	(122,169)	(173,878)
Income tax expense		-	-	-	-
Loss from discontinued operations		(65,174)	(95,716)	(122,169)	(173,878)

Net income		$7,014,753	$6,535,165	$13,660,019	$11,810,805

Basic earnings per share:	(11)
Income from continuing operations		$0.13	$0.12	$0.25	$0.22
Loss from discontinued operations		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income per share		$0.13	$0.12	$0.25	$0.22
Diluted earnings per share:	(11)
Income from continuing operations		$0.13	$0.12	$0.25	$0.21
Loss from discontinued operations		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income per share		$0.13	$0.12	$0.25	$0.21
Weighted-average shares outstanding:	(11)
Basic		54,202,036	54,202,036	54,202,036	54,202,036
Diluted		54,207,569	66,954,996	54,207,601	67,082,801

See accompanying notes to unaudited condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
		As restated (Note 1)
Cash flows from operating activities:
Net income	$13,660,019	$11,810,805
Loss from discontinued operations	(122,169)	(173,878)
Income from continuing operations	13,782,188	11,984,683
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,035,508	1,998,984
Land use rights expense	187,550	158,275
Amortization of debt issuance costs	603,046	614,708
Amortization of debt discount	3,353,317	2,637,671
Gain on extinguishment of long-term convertible notes	-	(1,624,844)
Deferred income tax	(2,371,579)	(807,280)
Share-based compensation expense	-	12,790
Changes in operating assets and liabilities:
Accounts receivable	(1,401,821)	542,047
Inventories	(101,484)	705,130
Prepaid expenses and other receivables	1,185,488	314,387
Accounts payable	124,841	160,678
Accrued expenses and other payables	(150,373)	(741,509)
Income taxes payable/refund receivable	2,287,544	(817,448)
Due to related parties	(99,023)	(83,743)
Net cash provided by operating activities	20,435,202	15,054,529
Cash flows from investing activities:
Cash paid for acquisition of Chaodong	(3,808,240)	-
Purchase of property, plant and equipment, including interest capitalized	(5,916,498)	(15,763,947)
Purchase of land use rights and mining rights	(16,291,823)	-
Net cash used in investing activities	(26,016,561)	(15,763,947)
Cash flows from financing activities:
Payment to extinguish long-term convertible notes	-	(2,535,745)
Net cash used in financing activities	-	(2,535,745)
Cash flows from discontinued operations:
Net cash used in operating activities	(122,075)	(105,334)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Effects of exchange rate changes on cash in discontinued operations	399	29,929
Net cash used in discontinued operations	(121,676)	(75,405)
Effect of exchange rate changes on cash	355,471	31,496
Net decrease in cash	(5,347,564)	(3,289,072)
Cash at beginning of period	115,978,763	114,287,073
Cash at end of period	$110,631,199	$110,998,001

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$-	$1,386,232
Due to related parties for purchases of property, plant and equipment	$-	$139,084
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,964,523	$3,608,212
Cash paid for interest, net of capitalized interest	$2,700,810	$1,487,673

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

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Anhui Chaodong Nanomaterials Science and Technology, Co., Ltd (“Chaodong”).  Chaodong changed its name to Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong”) in April 2010. See Note 2.

Basis of presentation

The accompanying interim condensed consolidated financial statements of the Company include ShengdaTech and its wholly-owned subsidiaries.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of the Company’s management, the interim condensed consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The results of operations and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009, which are included in the Company's  2009 Annual Report on Form 10-K, as amended, filed on March 15, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and costs and expenses during the reporting periods. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

Correction of errors

The Company’s interim condensed consolidated statements of income and cash flows for the six months ended June 30, 2009 have been restated from previously issued interim condensed consolidated financial statements to correct an immaterial overstatement of income tax expense of $293,068 and an understatement of basic earnings per share from continuing operations of $0.01 per share, resulting from extinguishment of long-term convertible notes in February 2009.  There was no effect on the interim condensed consolidated statement of income for the three months ended June 30, 2010.

	For the Six Months Ended June 30, 2009
	As previously reported	Adjustments	Reclassifications	As restated
Income from continuing operations before income taxes	$13,493,345	$-	$173,878	$13,667,223
Income tax expense	1,975,608	(293,068)	-	1,682,540
Income from continuing operations	11,517,737	293,068	173,878	11,984,683
Loss from discontinued operations	-	-	(173,878)	(173,878)
Net income	$11,517,737	$293,068	$-	$11,810,805
Earnings per share from continuing operations:
Basic	$0.21	$0.01	$-	$0.22
Diluted	$0.20	$0.00	$-	$0.20

	For the Six Months Ended June 30, 2009
	As previously reported	Adjustments	Reclassifications	As restated
Net income	$11,517,737	$293,068	$-	$11,810,805
Loss from discontinued operations	-	-	(173,878)	(173,878)
Income from continuing operations	11,517,737	293,068	173,878	11,984,683
Net cash provided by operating activities	14,949,195	-	105,334	15,054,529
Net cash used in investing activities	(15,763,947)	-	-	(15,763,947)
Net cash used in financing activities	(2,535,745)	-	-	(2,535,745)
Net cash used in discontinued operations	-	-	(105,334)	(105,334)
Effects of exchange rate changes on cash in discontinued operations	-	-	29,929	29,929
Effect of exchange rate changes on cash	61,425	-	(29,929)	31,496
Net decrease in cash	$(3,289,072)	$-	$-	$(3,289,072)

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

The purchase price of $3.8 million was paid in full on January 20, 2010. The allocation of the purchase price has been finalized as of June 30, 2010. The final allocation of the purchase price did not result in any additional adjustments to the recorded amounts of assets as of December 31, 2009.

The following pro forma information summarizes the result of operations for the three and six months ended June 30, 2009, as if the Chaodong acquisition had occurred as of the beginning of the periods presented. Adjustments for depreciation expense based on the fair value of the newly acquired property and equipment using the Company’s depreciation policy and amortization of mining rights based on the Company’s amortization policy have been applied retroactively. The pro forma result does not reflect any operating efficiencies or potential cost savings that may result from the combined operations of the Company and Chaodong. Accordingly, the pro forma result is presented for illustrative purposes and is not intended to represent or be indicative of the actual result of operations of the combined companies that would have been achieved had the acquisition occurred at the beginning of the period presented, nor is it intended to represent or be indicative of future result of operations.

	Pro Forma	Pro Forma
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Net sales	$26,018,533	$46,690,886
Operating income	9,312,324	16,059,356
Income from continuing operations	6,478,156	11,668,147
Loss from discontinued operations	(95,716)	(173,878)
Net income	$6,382,440	$11,494,269

NOTE 3 – Inventories

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$1,149,166	$1,003,929
Work-in-process	414,058	383,960
Finished goods	565,410	630,394
Total inventories	$2,128,634	$2,018,283

Raw materials consist primarily of anthracite and limestone supplies used in the Company’s production of NPCC products.

NOTE 4 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009
Buildings	$30,368,983	$30,224,605
Plant, machinery and equipment	105,568,951	104,836,652
Motor vehicles	151,476	150,843
Office equipment	601,784	592,456
Construction in progress	4,036,954	138,163
Total property, plant and equipment	140,728,148	135,942,719
Less: accumulated depreciation	(15,943,971)	(12,842,859)
Total property, plant and equipment, net	$124,784,177	$123,099,860

Depreciation expense was $1,521,208 and $1,001,694 for the three months ended June 30, 2010 and 2009, respectively and $3,035,508 and $1,998,984 for the six months ended June 30, 2010 and 2009, respectively.

A reconciliation of total interest cost incurred to interest expense as reported in the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Total interest cost incurred	$3,399,506	$3,020,153	$6,665,422	$6,017,049
Interest cost capitalized	-	(665,148)	-	(1,213,137)
Interest expense	$3,399,506	$2,355,005	$6,665,422	$4,803,912

NOTE 5 – Income taxes

The Company’s effective income tax rates are 12.9% and 10.4% for the three months ended June 30, 2010 and 2009, respectively, and 12.0% and 12.3% for the six months ended June 30, 2010 and 2009, respectively.  Income tax expense mainly includes foreign income tax expense and domestic deferred income tax benefit.

Management periodically evaluates the likelihood of the realization of deferred income tax assets, and reduces the carrying amount of those deferred income tax assets by a valuation allowance to the extent it believes that such portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred income tax assets, including cumulative earnings position by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.

The Company is also subject to audits by foreign taxing authorities, primarily tax authorities of the PRC, where the Company conducts a majority of its business.

Management evaluates the Company’s tax positions quarterly and the associated interest and penalties, if applicable. As of June 30, 2010 the Company’s unrecognized tax benefits, included in non-current income tax payable on the Company’s interim condensed consolidated balance sheet, amounted to $1,911,791.

NOTE 6 – Commitments and contingencies

Project Investment Contract – On August 28, 2009, Faith Bloom entered into a Project Investment Contract (the “Investment Agreement”) with the local government of Hanshan County, Anhui Province, PRC (the “local government”).  Pursuant to the Investment Agreement, the Company will invest RMB 1,200,000,000 (approximately $175.7 million) in several phases by January 2013, which includes an investment in a new NPCC project with capacity to manufacture 200,000 tons of NPCC per year and the purchase of approximately 341,335 square meters (approximately 84.35 acres) of land use rights. The local government has also agreed to grant the Company mining rights to certain limestone reserves. In addition, land use rights and mining rights grants are also subject to further local government administrative processes.

In addition, on August 28, 2009, the Company entered into an agreement with the local government to purchase the land use rights for approximately 66,767 square meters (16.50 acres) of land (the “Land Use Right Agreement”) for use in the operations of Chaodong. The Land Use Right Agreement is subject to local government approval after the completion of certain local administrative processes.

On June 1, 2010, the Company entered into a land use rights transfer agreement to purchased 335,889 square meters (approximately 83.00 acres) land use rights with a beneficial period of 50 years for a purchase price of RMB 94,317,631 (approximately $13,852,720), including title tax of RMB 3,627,601 (approximately $532,797). The newly acquired land use rights are included in land use rights in the accompanying condensed consolidated balance sheet as of June 30, 2010.

The Company made a prepayment for land use rights of approximately RMB 19,940,508 (approximately $2,928,724) to the local government in January 2010. The local government has agreed that this amount was to be used to offset the payment for the $532,797 title tax as discussed above and the $2,395,927 remaining balance will be used to offset the total purchase price for the land use rights of 16.50 acres, which Anhui Chaodong plant is currently using.

Total land use rights purchased by Anhui Chaodong amounted to approximately RMB 110,630,538 (approximately $16,248,647) as of June 30, 2010.

Mining Rights – On May 25, 2010, the Company entered into an agreement to purchase three-year mining rights for approximately 11.61 million metric tons of limestone reserves with the Shaanxi provincial government for its Shaanxi facility for RMB 1,800,000 (approximately $264,372). The Company paid RMB 720,000 (approximately $105,749) for such mining rights on June 22, 2010, which has been recorded as a deposit for mining rights on the accompanying condensed consolidated balance sheets as of June 30, 2010.  In July, 2010 the Company paid the remaining balance of RMB 1,080,000 (approximately $159,000) due under the contract. The Company plans to utilize third parties for mining and processing operations and does not plan to engage in any mining or processing operations.

Leases – The Company leases land and buildings from Shandong Shengda, a related party. The lease was entered into by the Company’s subsidiary, Shandong Haize Nano for a 20-year term up to 2024. These leases are classified as operating leases.

Total rent expense under these leases for the three months ended June 30, 2010 and 2009 was $47,721 and $47,676, respectively and $95,424 and $95,306 for the six months ended June 30, 2010 and 2009, respectively.

Future minimum lease payments under the Company's lease agreement as of June 30, 2010 are as follows:

Lease
Payments
2010	$95,425
2011	190,848
2012	190,848
2013	190,848
2014	190,848
Thereafter	1,898,940
$2,757,757

Capital commitments – The Company has contractual obligations related to the purchase of property, equipment and mining rights amounting to $8,275,808 as of June 30, 2010.

NOTE 7 – Related party transactions

Due to related parties – As of June 30, 2010 and December 31, 2009, the amount due to Shandong Shengda was $104,603 and $212,034, respectively, comprised primarily of rent for land and buildings. Mr. Chen, the President and CEO of the Company, is the majority shareholder of Shandong Shengda. In addition, the Company has a 3% unsecured note payable to Shandong Shengda. Total principal and accrued interest outstanding was $610,515 and 601,631 as of June 30, 2010 and December 31, 2009, respectively. The note payable plus accrued interest is expected to be paid before December 31, 2010 and is included in the due to related parties on accompanying interim condensed consolidated balance sheets as of June 30, 2010 and as a note payable to related party as of December 31, 2009.

In 2008 the Company purchased $17,662,846 of equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009. Shandong Haiqing has appointed a new CEO and as a result effective January 1, 2009, Shandong Haiqing is no longer considered a related party of the Company. Amounts due to Shandong Haiqing related to these purchases for contracts entered into prior to January 1, 2009 amounted to $1,360,393 as of December 31, 2009. This amount, which was related to equipment quality retention withheld for one year from the time of the Zibo facility starting its operations, was paid to Shandong Haiqing during the second quarter of 2010.

NOTE 8 – Long-term convertible notes

On May 28, 2008 the Company issued $100,000,000 of 6% long-term convertible notes due June 1, 2018 (the “Notes”) in a private placement. On June 25, 2008, the Company issued an additional $15,000,000 of the Notes.  Proceeds from the issuance of the Notes were $115,000,000. The Notes bear interest at 6% per annum, payable semiannually on June 1 and December 1, and have a maturity date of June 1, 2018. At maturity, subject to certain exceptions, the Company will be required to repay the principal amount of the Notes.

The Notes are convertible, at the option of the holders, at any time prior to maturity, into common shares at an initial conversion rate of 100.6036 shares per $1,000 principal amount of the Notes (at approximately $9.94 per common share) subject to adjustment.  Holders who convert their Notes at any time prior to June 1, 2011 are entitled to additional interest in cash or, at the Company’s option, in common shares of the Company. The additional interest shall be equal to the interest due and payable from the date of issuance until and including June 1, 2011, less any interest actually paid prior to the date of such conversion (such additional interest is referred to as the “make-whole interest payment”). Upon conversion of a convertible note, if the Company chooses to pay the make-whole interest payment in shares, the aggregate make-whole interest to such noteholder shall not exceed $68.21 per each $1,000 original principal amount of Notes.

The Company adopted ASC 470-20 as of January 1, 2009. Under the new method of accounting, the debt and equity components of the Notes were bifurcated and accounted for separately and interest expense is computed using an effective interest rate of 13.5% as the Notes are accreted to the face value.

The Notes as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
	2010	2009
Principal amount of long-term convertible notes	$90,027,000	$90,027,000
Conversion option subject to cash settlement	(7,375,144)	(10,728,461)
Net carrying amount	$82,651,856	$79,298,539

Carrying amount of additional paid in capital	$15,214,953	$15,214,953

Conversion option subject to cash settlement or debt discount is amortized as interest expense through June 1, 2011, the earliest date the holders of the Notes can demand payment.  In addition, prior to such date, holders of the Notes can convert their Notes and receive an additional interest in cash or, at the Company’s option, in common shares of the Company.  Debt issuance costs of $4,621,967 as of May 28, 2008, have been capitalized and are being amortized on a straight-line basis, which approximate the effective interest rate method from the date the Notes were issued to June 1, 2011.

Interest relating to the Notes was recognized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Contractual coupon interest on convertible notes	$1,350,405	$1,350,405	$2,700,810	$2,746,839
Amortization of debt discount	1,743,730	1,354,655	3,353,317	2,637,671
Amortization of debt issuance costs	301,523	301,523	603,046	614,708
Interest cost capitalized	-	(665,148)	-	(1,213,137)
Interest expense	$3,395,658	$2,341,435	$6,657,173	$4,786,081

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

On June 1, 2011 and June 1, 2013, holders of the Notes may require the Company to purchase all or a portion of the Notes at a purchase price in cash equal to 100% of the principal amount of the Notes being repurchased plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain notification requirements.  As a result, the Notes have been classified as a current liability as of June 30, 2010.

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

No portion of the consideration paid by the Company was deemed to represent reacquisition of the equity component at the time of the settlement based on the Company’s fair value considerations of the liability component of the Notes immediately prior to the extinguishment.

NOTE 9 – Share-based compensation

On March 11, 2010 the Company’s Board of Directors approved the 2010 Omnibus Long-Term Incentive Plan (the “Plan”).  A maximum number of 9,756,366 shares are available for issuance under the Plan, with a maximum number available to any one grantee during any calendar year limited to 300,000 shares.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards to employees and service providers of the Company as defined in the Plan. The Plan was approved by the Company’s stockholders on April 21, 2010.  There were no awards made under the Plan since its inception.

Options – There were no options granted for the six months ended June 30, 2010. On January 1 and April 1, 2009, respectively, the Company issued options to a director to purchase 5,000 shares of common stock under each grant date (10,000 in the aggregate) at an exercise price of $3.52 and $3.10 per share with a contractual term of three years and immediately vesting. The fair value of each option grant was estimated at $1.35 and $1.20, respectively.

Share-based payments recognized as compensation expense on the date of the grant and included in general and administrative expenses were $6,019 and $12,790 for the three and six months ended June 30, 2009, respectively. The Company estimated the fair value of options granted in 2009 using a Black-Scholes option-pricing model with the following assumptions:

2009
Expected life	1.50 years
Expected volatility	80.81% - 81.25%
Risk free interest rate	1.14% - 1.16%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions for the six months ended June 30, 2010 are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	30,000	$5.97	1.87	$40,100
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2010	30,000	$5.97	1.38	$19,100

Vested at June 30, 2010	30,000	$5.97	1.38	$19,100

NOTE 10 – Comprehensive income

The following table presents the components of comprehensive income for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$7,014,753	$6,535,165	$13,660,019	$11,810,805
Other comprehensive income:
Foreign currency translation adjustments	971,972	770	1,004,576	216,593
Comprehensive income	$7,986,725	$6,535,935	$14,664,595	$12,027,398

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Income from continuing operations	$7,079,927	$6,630,881	$13,782,188	$11,984,683
Interest expense on convertible notes, net of tax of $800,702 and $1,633,330	-	1,554,303	-	3,170,582
Gain on extinguishment of long-term convertible notes, net of tax of $552,447	-	-	-	(1,072,397)
Adjusted income from continuing operations	$7,079,927	$8,185,184	$13,782,188	$14,082,868
Loss from discontinued operations	$(65,174)	$(95,716)	$(122,169)	$(173,878)
Adjusted net income	$7,014,753	$8,089,468	$13,660,019	$13,908,990

Weighted average shares:
Basic	54,202,036	54,202,036	54,202,036	54,202,036
Effect of dilutive securities:
Long-term convertible notes	-	12,751,731	-	12,880,056
Options	5,533	1,229	5,565	709
Diluted	54,207,569	66,954,996	54,207,601	67,082,801

Basic earnings per share:
Income from continuing operations	$0.13	$0.12	$0.25	$0.22
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income per share	$0.13	$0.12	$0.25	$0.22
Diluted earnings per share:
Income from continuing operations	$0.13	$0.12	$0.25	$0.21
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income per share	$0.13	$0.12	$0.25	$0.21

The potential common shares of 10,096,952 and 10,387,819 related to the convertible notes were anti-dilutive and were excluded from the diluted earnings per share computation for the three and six months ended June 30, 2010, respectively.

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock was 15,000 for the three and six months ended June 30, 2010 and 2009, respectively.

NOTE 12 – Significant Concentrations, Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and accounts receivable included in the interim condensed consolidated balance sheets. The Company deposits its cash in banks primarily in the PRC. Historically, deposits in the PRC banks have been secure due to the state policy on protecting depositors’ interests.

The Company sells its products primarily in the PRC.  The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company has no customer that individually comprised 10% or more of the Company’s consolidated sales or accounts receivable.

The Company is dependent on certain suppliers for major materials used in manufacturing of its products. If the supply of certain materials were interrupted, the Company’s own manufacturing process could be delayed and could cause a possible loss of sales, which would adversely affect operating results. Purchases (net of VAT) made from four (4) local suppliers for soft coal, limestone, and modification agents for the six months ended June 30, 2010 were $12,944,925.  Purchases (net of VAT) made from four (4) local suppliers for soft coal, limestone, and modification agents for the six months ended June 30, 2009 were $12,208,532.

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

As of June 30, 2010, the estimated fair value of the outstanding convertible notes was $88,226,460 based on the level 3 valuation which compared to a carrying value of $82,651,856. As of December 31, 2009, the estimated fair value of the outstanding convertible notes was approximately $86,425,920 based on the level 3 valuation which compared to a carrying value of $79,298,539. Due to the fact that there is no active market for this instrument, the fair value of the convertible notes was estimated using a discounted cash flow analysis based on current borrowing rates for instruments with similar terms. In addition, the Company utilized other sources of information for the relevant market parameters in order to develop its fair value.

The Company’s other financial instruments including cash, accounts receivable, accounts payable, accrued expenses and other receivables/payables have net carrying values that approximate their fair values due to the short-term nature of these instruments.

NOTE 14 – Discontinued Operations

The Bangsheng Chemical had ceased all operations since October 31, 2008. In December 2009, the Company committed to a plan to sell the Bangsheng Chemical’s assets, excluding certain tax receivables, accrued expenses, and non-current income taxes payable. As such the Bangsheng Chemical plant equipment and inventory were classified as assets held for sale. Assets held for sale, excluding $16,573 amount of inventory are recognized at the lesser of carrying value or fair value less costs to sell. The remaining assets and liabilities associated with the Bangsheng Chemical segment have been classified as assets and liabilities of discontinued operations as of June 30, 2010 and December 31, 2009.

Assets and liabilities of the Bangsheng Chemical are comprised of the following:

	June 30,	December 31,
	2010	2009
Income taxes receivable	805,351	801,983
Current assets of discontinued operations	$805,351	$801,983
Assets held for sale	$1,725,693	$1,718,475
Accrued expenses	$42,339	$42,068
Non-current income taxes payable	$295,495	$294,708

The operating results of the Bangsheng Chemical are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$-	$295,797	$-	$295,797
Cost of goods sold	-	295,797	-	295,797
Gross profit	-	-	-	-
Operating expenses:
General and administrative	65,174	115,323	122,169	212,870
Total operating expenses	65,174	115,323	122,169	212,870
Operating loss	(65,174)	(115,323)	(122,169)	(212,870)
Other income(expense):
Other expense	-	(3)	-	(3)
Interest income	-	19,610	-	38,995
Other income, net	-	19,607	-	38,992
Loss from discontinued operations before income taxes	(65,174)	(95,716)	(122,169)	(173,878)
Income tax expense	-	-	-	-
Loss from discontinued operations	$(65,174)	$(95,716)	$(122,169)	$(173,878)

NOTE 15 – Geographic information

The following summarizes the Company’s net sales, based on the geographic location of the customers:

	For the Three Months Ended June 30,
	2010		2009
	Amount	% of sales	Amount	% of sales
PRC	$32,752,609	99%	$24,254,468	93%
Others	485,047	1%	1,764,065	7%
Total net sales	$33,237,656	100%	$26,018,533	100%

	For the Six Months Ended June 30,
	2010		2009
	Amount	% of sales	Amount	% of sales
PRC	$62,481,527	98%	$41,909,988	90%
Others	982,843	2%	4,780,898	10%
Total net sales	$63,464,370	100%	$46,690,886	100%

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows.

Overview

We are a leading and fast growing Chinese manufacturer of specialty additives. Our nano-precipitated calcium carbonate (“NPCC”) products are used as functional additives and fillers in a broad array of products due to their low cost and the overall improved chemical and physical attributes they provide to end products. As a market leader of high-grade NPCC products, we deploy advanced processing technology to convert limestone into high quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (“PVC”) building materials, polypropylene (PP) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries.

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

 Organization

ShengdaTech is incorporated in Nevada in the United States of America. ShengdaTech’s wholly-owned subsidiaries, Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong,” formerly known as Anhui Chaodong Nanomaterials Science and Technology, Co., Ltd. or “Chaodong”), Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize Nano”), Bangsheng Chemical, Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize Nano”), and Zibo Jiaze Nanomaterials Ltd. (“Zibo Nano”) and collectively the “PRC operating subsidiaries” are established under the laws of the PRC.

On December 11, 2009, Faith Bloom, a wholly-owned subsidiary of ShengdaTech, acquired 100% of the equity interest of Chaodong.  Chaodong was an inactive manufacturer of NPCC products. The name of Chaodong was changed to Anhui Yuanzhong in April 2010.

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

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of December 31, 2008 and further to 260,000 metric tons as of June 30, 2010. Our Phase I NPCC facility in Zibo, Shandong started production in late August 2009. The facility reached 90% capacity utilization at the end of 2009 and 100% capacity utilization in January 2010. Our Anhui facility started production in May 2010 after we completed certain repair and maintenance of the facility and equipment and performed certain technological upgrades consistent with our Tai’an, Shandong facility. Increasing capacity allows us to provide a stable supply of NPCC to our existing customers and attract new customers.

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

Competitive landscape. The competition in the Chinese NPCC market is stratified. In low-end applications, where several options are available, including precipitated calcium carbonate (PCC) and other fillers, suppliers are experiencing price pressure from their counterparts and from end users. However, in more complex applications, where NPCC use has proven to lower manufacturing costs and improve quality, end users will accept higher-priced and technologically advanced products, especially producers of tires, adhesives, high-end oil and inks, and automobile undercoating. We target potential end users of high-end NPCC products. Our exclusive, patent-protected membrane-dispersion technology differentiates us from other competitive offerings and enables us to penetrate the market.

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

Exchange rate. Our sales of products have been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is Renminbi while our financial statements have been expressed in USD. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

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

Processing technologies for NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our customers. In conjunction with Tsinghua University, we successfully completed the development of a more advanced membrane-dispersion technology, which was officially granted a patent in November 2007. We and Tsinghua University each have a 50% ownership share of the technology. We have the exclusive right to use the technology under a license agreement with Tsinghua University for the life of the patent. The membrane-dispersion technology enables us to produce NPCC in a more efficient and cost effective manner.

Transporting, supply, and price of limestone. Limestone is an essential raw material for NPCC. Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Management Committee of Zibo High-Tech Industrial Development Zone (the “Management Committee”). The Management Committee has agreed to continue to sell to us sources of good quality limestone. As of June 30, 2010, the transfer of mining rights to our Company is still under review of the Management Committee. In addition, the acquisition of Anhui Yuanzhong on December 11, 2009 included approximately two years of limestone mining rights. We are applying for the extension of mining rights with the PRC government. If the application is approved, another thirty years of mining rights will be granted. In addition, we have entered into a Project Investment Agreement with the government of Hanshan County, Anhui Province, which also includes the exclusive mining rights of good quality limestone. On May 25, 2010, the Company entered into an agreement to purchase three-year mining rights for approximately 11.61 million metric tons of limestone reserves with the Shaanxi provincial government for its Shaanxi facility for RMB 1,800,000 (approximately $264,372). The Company paid RMB 720,000 (approximately $105,749) for such mining rights in June 2010.  In July 2010 the Company paid the remaining balance of RMB 1,080,000 (approximately $159,000) due under the contract. The Company plans to utilize third parties for mining and processing operations and does not plan to engage in any mining or processing operations. We believe that our access to these limestone sources will be sufficient to satisfy our limestone requirements and expansion needs for the foreseeable future.

Availability and price of anthracite and soft coal. Anthracite and soft coal are used in the production of our NPCC products as key raw material and fuel, respectively. Anthracite and soft coal were approximately 37.6% of our total cost of goods sold in 2009. We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Average anthracite prices have fluctuated in recent periods, increasing from approximately $141 per metric ton for the first six months of 2009 to approximately $163 per metric ton for the first six months of 2010.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC, and it is currently supplied by the local government. The price of electricity for the NPCC industry remained fairly consistent at $0.07/kwh for the first six months of 2009 and that of 2010.

Exchange rate. Our cost of products sold has been affected by the foreign exchange rate between USD and RMB because the functional currency of our operating subsidiaries in the PRC is the RMB while our financial statements are expressed in USD. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

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

Operating Expenses

Operating expenses consist of selling and general and administrative expenses.  Selling and general and administrative expenses consists primarily of personnel costs, including salaries, bonuses, commissions and employee benefits, office facility and equipment costs, amortization of land use rights,  research and development costs, and other support costs including utilities, insurance, and professional fees.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our significant accounting policies are set forth in detail in Note 2 to our consolidated financial statements included in the annual report on Form 10-K, as amended, for the year ended December 31, 2009 filed on March 15, 2010. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) there is persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are not recognized until products have been shipped to the client, risk and reward have been transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied.  We sell all products to end users and recognize revenues, net of sales rebates and taxes, when revenue recognition criteria are met. We have no post-delivery obligations on our products sold.

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

 Long-term convertible notes - On January 1, 2009, as required by US GAAP, we changed how we account for our long-term convertible notes. The change significantly impacts the accounting for our convertible notes by requiring us to account separately for the liability and equity components of the covertible notes because upon conversion at any time before June 1, 2011 the make-whole interest payment may be settled in cash. The liability component is measured so the effective interest expense associated with the convertible notes reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible notes and this estimated fair value is recorded as a debt discount and amortized to interest expense through June 1, 2011, the earliest date the holders of the Notes can demand payment. Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities.

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

Results of operations

Comparison for the six months ended June 30, 2009 and 2010

Continuing Operations —Comparison for the six months ended June 30, 2009 and 2010

Sales of Products

	For the Six Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Net sales-NPCC	46,690,886	100.0	63,464,370	100.0	16,773,484	35.9

For the six months ended June 30, 2010, sales increased by $16,773,484 or 35.9% compared to the six months ended June 30, 2009. The increase was mainly due to the increase in sales volume of 33,410 metric tons resulting from the additional production capacity of the Zibo, Shandong facility and the Anhui facility. The increase in sales volume resulted in an $16,215,212 increase in sales. The average selling price of NPCC for the six months ended June 30, 2010 was approximately $485 per metric ton, an increase of $5 per metric ton from an average selling price of $480 per metric ton for the six months ended June 30, 2009. The increase in our average selling price was due primarily to our pricing strategy and changes in our product mix based on market demands. The increase in our average selling price resulted in a $558,272 increase in sales. For the six months ended June 30, 2010, sales volume of PE and latex applications increased by 34,175 and 10,530 metric tons respectively, compared to the six months ended June 30, 2009. Sales volume of tires, PVC, paper, and ink applications, for the six months ended June 30, 2010, decreased by 4,701, 3,294, 606 and 3,241 metric tons, respectively, primarily due to specific customers’ needs and demand and timing of their purchases. Sales of automobile undercoating applications remained stable compared to the six months ended June 30, 2009.

We expect our average selling price to fluctuate narrowly within a small range. We believe the quality of our products and our strong technical service capability will allow us to maintain a stable price structure in the foreseeable future.

On December 11, 2009, we acquired 100% of the equity interest of Anhui Yuanzhong. Our Anhui facility started production in late May 2010. During the six months ended June 30, 2010, we generated $256,132 of sales of NPCC from our Anhui facility.

Cost of Goods Sold and Gross Profit

	For the Six Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Cost of goods sold-NPCC	26,817,640	57.4	37,134,149	58.5	10,316,509	38.5

Gross profit-NPCC	19,873,246	42.6	26,330,221	41.5	6,456,975	32.5

Cost of goods sold increased by $10,316,509, or 38.5%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, mainly due to the increase in sales volume. The increase in cost of goods sold comprised an increase in raw materials of $4,089,964, an increase in utilities of $4,978,092 and an increase in other production expenses of $1,248,453, which was consistent with the increase in sales.

Gross margin decreased by 1.1%, from 42.6% for the six months ended June 30, 2009 to 41.5% for the six months ended June 30, 2010. The decrease was mainly driven by the price increase in anthracite, one of the major components of our raw materials, and soft coal, mainly used to power plant equipment, which had a negative impact to the margin by approximately 3.8% for the six months ended June 30, 2010 compared to the same period of 2009. Such negative effect was partially offset by approximately 1.0% and 1.7% increases to the margin due to the increase in the average selling price and the decrease in other material costs that resulted from the change in our product mix, respectively.

Operating Expenses

	For the Six Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating expenses
Selling expenses	847,836	1.8	1,136,378	1.8	288,542	34.0
General and administrative expenses	2,646,522	5.7	3,023,083	4.8	376,561	14.2
Total operating expenses	3,494,358	7.5	4,159,461	6.6	665,103	19.0

Selling expenses increased by $288,542, or 34.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was consistent with the increase in sales.

General and administrative expenses increased by $376,561 or 14.2% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was mainly due to the increase in salary and insurance expenses of $101,345, R&D expenses of $90,394, land use tax and property tax of $209,739 incurred in our Zibo, Shandong and Anhui facilities.

Operating income and earnings before income taxes

	For the Six Months ended June 30
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating income	16,378,888	35.1	22,170,760	34.9	5,791,872	35.4
Interest income	527,230	1.1	171,157	0.3	(356,073)	(67.5)
Interest expense	(4,803,912)	(10.3)	(6,665,422)	(10.5)	(1,861,510)	38.7
Gain on extinguishment of long-term convertible notes	1,624,844	3.5	-	-	(1,624,844)	(100.0)
Other expenses, net	(59,827)	(0.1)	(13,818)	(0.0)	46,009	(76.9)
Earnings from continuing operations before income taxes	13,667,223	29.3	15,662,677	24.7	1,995,454	14.6
Income tax expense	1,682,540	3.6	1,880,489	3.0	197,949	11.8

Operating income increased by $5,791,872 or 35.4% for the six-month period ended June 30, 2010, compared to the six-month period ended June 30, 2009. The increase was consistent with the increase in sales.

Interest income decreased by $356,073 or 67.5% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease was mainly due to decreased interest income from cash deposited at China Merchant Bank with a variable interest rate. Interest earned is based on the LIBOR rate and the manner in which the Company used funds during the period.

Interest expense related primarily to our Notes was $6,657,173 for the six months ended June 30, 2010, an overall increase of $1,871,092, compared to the same period in 2009. Total interest expense included $2,700,810 in contractual coupon interest on the Notes, $603,046 in amortization of debt issuance costs, and $3,353,317 in amortization of debt discount. The $1,871,092 increase for the six months ended June 30, 2010 mainly comprised $715,646 in increase in the amortization of debt discount, calculated in accordance with the relevant accounting principle, as compared to the same period of 2009 while capitalized interest for the six months ended June 30, 2010 decreased by $1,213,137, compared to the same period in 2009. The capitalized interest for the six months ended June 30, 2010 was not significant.

During the six months ended June 30, 2009, we recorded a gain on extinguishment of debt of $1,624,844 from the repurchase of our convertible notes with an aggregate principal amount of $5,223,000 from certain investors through privately negotiated transactions for cash of $2,535,745 plus accrued interest of $72,144. The difference of $1,062,411 was allocated to debt issuance cost and the discount on our convertible notes in an amount of $158,109 and $904,302, respectively. The Company did not repurchase additional amounts of our convertible notes in the six months ended June 30, 2010.

Our effective income tax rates for the six months ended June 30, 2010 and June 30, 2009 were 12.0% and 12.3%, respectively. The slight decrease in our effective tax rate was due primarily to a higher tax rate differential attributable to losses in the US operations for the six months ended June 30, 2010 when compared to the same period in 2009. The six months ended June 30, 2009 included the tax effect of the gain on extinguishment of debt discussed above for which no comparable current period amount exists. The decrease was partially offset by an increase in our Tai’an, Shandong facility income tax rate to 25% in 2010 from 12.5% in 2009.

Discontinued Operations—Comparison for the six months ended June 30, 2009 and 2010

In December 2009, the Company decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. The facility ceased production at the end of October 2008. Our Bangsheng Chemical Facility operation was a component of our consolidated entity, and, as such, requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the six months ended June 30, 2010 and 2009 is as follows:

	For the Six Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)

Loss from discontinued operations before income taxes	(173,878)	-	(122,169)	-	51,709	(29.7)
Income tax expense	-	-	-	-	-	-
Loss from discontinued operations	(173,878)	-	(122,169)	-	51,709	(29.7)

There were no net sales from the discontinued operations for the six months ended June 30, 2009 and 2010 generated by our Bangsheng Chemical Facility.

We did not have income tax expense for the discontinued operations for the six months ended June 30, 2009 and 2010 due to our loss position during both periods.

Comparison for the three months ended June 30, 2009 and 2010

Continuing Operations —Comparison for the three months ended June 30, 2009 and 2010

Sales of Products

	For the Three Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Net sales-NPCC	26,018,533	100.0	33,237,656	100.0	7,219,123	27.7

For the three months ended June 30, 2010, sales increased by $7,219,123, or 27.7%, compared to the three months ended June 30, 2009. The increase was mainly due to an increase in sales volume of 14,067 metric tons resulting from the additional production of the Zibo, Shandong facility and the Anhui facility. The increase in sales volume resulted in a $6,830,454 increase in sales. In addition, the average selling price for the three months ended June 30, 2010 was $485 per metric ton, an increase of $7 per metric ton from an average selling price of $478 per metric ton for the three months ended June 30, 2009. The increase in our average selling price was due to changes in our pricing strategy and changes in our product mix based on market demands. The increase in our average selling price resulted in a $388,669 increase in sales. For the three months ended June 30, 2010, sales of PE and latex applications increased by15,810 and 5,234 metric tons respectively, compared to the three months ended June 30, 2009. Sales for tires, PVC, paper, and ink applications, for the three months ended June 30, 2010, decreased by 3,881, 1,280, 268, and 1,852 metric tons, respectively, primarily due to specific customers’ needs and demand and timing of their purchases. Sales of automobile undercoating applications remained stable compared to the three months ended June 30, 2009.

We expect our average selling price to fluctuate narrowly within a small range. We believe the quality of our products and our strong technical service capability will allow us to maintain a stable price structure in the foreseeable future.

On December 11, 2009, we acquired 100% of the equity interest of Anhui Yuanzhong. Our Anhui facility started production in May 2010. For the three months ended June 30, 2010, we generated $256,132 of sales of NPCC from our Anhui facility.

Cost of Goods Sold and Gross Profit

	For the Three Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Cost of goods sold-NPCC	14,632,413	56.2	19,605,230	59.0	4,972,817	34.0

Gross profit-NPCC	11,386,120	43.8	13,632,426	41.0	2,246,306	19.7

Cost of goods sold increased by $4,972,817, or 34.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, mainly due to the increase in sales volume. The increase in cost of goods sold comprised an increase in raw materials of $1,827,324, including anthracite, an increase in utilities expenses of $2,457,487, including soft coal, and an increase in other production expenses of $688,004, which was consistent with the increase in sales.

Gross margin decreased by 2.8%, from 43.8 % for the three months ended June 30, 2009 to 41.0% for the three months ended June 30, 2010. The decrease was mainly driven by the price increase in anthracite, one of the major components of raw materials, and soft coal, mainly used to power plant equipment, which combined had a negative impact to the margin by approximately 3.5%, partially offset by a 0.8% increase primarily due to the product mix for the three months ended June 30, 2010 compared to the same period of 2009. Such negative effect was offset by approximately 1.5% increase to the margin due to the increase in the average selling price.

Operating Expenses

	For the Three Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Operating expenses
Selling expenses	531,028	2.1	616,325	1.9	85,297	16.1
General and administrative expenses	1,388,545	5.3	1,558,390	4.6	169,845	12.2
Total operating expenses	1,919,573	7.4	2,174,715	6.5	255,142	13.3

Selling expenses increased by $85,297, or 16.1%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Selling expenses as a percentage of net sales are is fairly consistent as compared to the same period ended June 30, 2009.

General and administrative expenses increased by $169,845, or 12.2%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was mainly due to the net effect of an increase in salary and insurance expenses of $54,613, R&D expenses of $89,873, land use tax and property tax incurred in our Zibo, Shandong facility and Anhui facility, respectively, of $113,815 a decrease in professional service fee of $38,042 and other miscellaneous expenses of $50,414.

Operating income and earnings before income taxes

	For the Three Months ended June 30
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating income	9,466,547	36.4	11,457,711	34.5	1,991,164	21.0
Interest income	346,101	1.3	76,680	0.2	(269,421)	(77.8)
Interest expense	(2,355,005)	(9.1)	(3,399,506)	(10.2)	(1,044,501)	44.4
Other expenses, net	(57,570)	(0.2)	(10,741)	(0.0)	46,829	(81.3)
Earnings from continuing operations before income taxes	7,400,073	28.4	8,124,144	24.5	724,071	9.8
Income tax expense	769,192	3.0	1,044,217	3.1	275,025	35.8

Operating income increased by $1,991,164 or 21.0% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase was consistent with our increase in sales.

Interest income decreased by $269,421or 77.8% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The decrease was mainly due to decreased interest income of cash deposited at China Merchant Bank with a variable interest rate. Interest earned is based on the LIBOR rate and the manner in which the Company used funds during the period.

Interest expense related primarily to our convertible notes was $3,395,658 for the three months ended June 30, 2010, an overall increase of $1,054,223, compared to the same period in 2009.  Total interest expense included $1,350,405 in contractual coupon interest on the convertible notes, $301,523 in amortization of debt issuance costs, and $1,743,730 in amortization of debt discount. The $1,054,223 increase for the three months ended June 30, 2010 was mainly comprised of $389,075 increase in the amortization of debt discount, calculated in accordance with the relevant accounting principle, as compared to the same period of 2009 while capitalized interest for the three months ended June 30, 2010 decreased by $665,148, compared to the same period in 2009. The capitalized interest for the three months ended June 30, 2010 was immaterial.

Our effective income tax rate increased from 10.4% for the three months ended June 30, 2009 to 12.9% for the three months ended June 30, 2010. The increase in our effective tax rate was primarily due to an increase in our Tai'an, Shandong facility income tax rate to 25% in 2010 from 12.5% in 2009.

Discontinued Operations—Comparison for the three months ended June 30, 2009 and 2010

In December 2009, the Company decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. The facility ceased production at the end of October 2008. Our Bangsheng Chemical Facility operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the three months ended June 30, 2010 and 2009 is as follows:

	For the Three Months Ended June 30,
	2009		2010		Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	(%)
Loss from discontinued operations before income taxes	(95,716)	-	(65,174)	-	30,542	(31.9)
Income tax expense	-	-	-	-	-	-
Loss from discontinued operations	(95,716)	-	(65,174)	-	30,542	(31.9)

There were no net sales from the discontinued operations for the three months ended June 30, 2009 and 2010 generated by our Bangsheng Chemical Facility.

We did not have income tax expense for the discontinued operations for the three months ended June 30, 2009 and 2010 due to our loss position during both periods.

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

On June 1, 2011 and June 1, 2013, holders of our convertible notes may require us to purchase all or a portion of our convertible notes subject to certain procedures.  We recognize this contractual obligation to buy back our convertible notes should any or all holders of the notes elect to exercise their put option. To ensure sufficient liquidity for satisfaction of such obligation, and depending on the availability of additional capital resources and financing arrangements in the near future, we may adjust the timing and amount of our capital expenditures.

Cash, accounts receivable and working capital for continuing operations as of December 31, 2009 and June 30, 2010 were as follows:

	December 31, 2009	June 30, 2010
Cash	115,978,763	110,631,199
Accounts receivable, net	4,600,722	6,027,253
Working capital	113,828,812	30,334,693

Cash. Our cash was held for capital expenditures, strategic investment, and working capital purposes. As of June 30, 2010, our cash balance was $110,631,199 as compared to $115,978,763 as of December 31, 2009.  The decrease was primarily due to a positive cash flow from operations partly offset by investments in property, plant, and equipment for capacity expansion. We did not enter into investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our shipping and billing activity and cash collections. We have a credit policy extending a 30 to 90 day credit term to customers who meet our credit evaluation criteria. We exclude cash sales in our calculation of accounts receivable turnover in days. Accounts receivable turnover in days were 60 days in the six months ended June 30, 2010 and 53 days in the six months ended December 31, 2009. As of June 30, 2010, there was no overdue accounts receivable.

Working capital. Our working capital includes total current assets excluding current assets of discontinued operations and assets held for sale, net of total current liabilities excluding current liabilities of discontinued operations. The balance fluctuates from period to period, which is affected by our cash flow from operating activities. Working capital decreased from $113,828,812 as of December 31, 2009 to $30,334,693 as of June 30, 2010 due to the net effect of increased cash flow from operating activities and reclassification of long-term convertible notes to current liability as holders of the notes may require the Company to repurchase all or a portion of the notes in June 1, 2011.

Cash flows from continuing operating, investing and financing activities were as follows:

	For the Six Months ended June 30,
	2009	2010
Cash provided by operating activities	15,054,529	20,435,202
Cash used in investing activities	(15,763,947)	(26,016,561)
Cash used in financing activities	(2,535,745)	-

Cash flows from operating activities. Cash provided by operating activities primarily consists of our cash receipts from product sales and the effect of changes in working capital and other operating activities. A primary factor affecting our operating cash flow was the timing of the cash receipts from the sales of NPCC and payments to purchase raw materials. Cash provided by operating activities for the six months ended June 30, 2010 increased to $20,435,202 from $15,504,529 for the six months ended June 30, 2009 primarily because of our increased sales.

Cash flows from investing activities. Cash used in investing activities for the six months ended June 30, 2010 increased to $26,016,561 from $15,763,947 for the six months ended June 30, 2009. The change in cash flows used in investing activities was primarily due to our capacity buildup activities during the periods.

Cash flows from financing activities. There was no cash provided by or used in financing activities for the six months ended June 30, 2010. Cash used in financing activities for the six months ended June 30, 2009 was mainly attributable to $2,535,745 of cash used for the repurchase of convertible notes.

Discontinued operations.

 There were minimal cash activities in the discontinued operations of our Bangsheng Chemical Facility during the six months ended June 30, 2009 and 2010.

Contractual Obligations

As of June 30, 2010

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	90,027,000	-	-	-	90,027,000
Convertible notes-interest	5,401,620	-	-	-	5,401,620
Operating leases	190,848	381,696	381,696	1,803,517	2,757,757
Capital commitment	8,275,808	-	-	-	8,275,808
Total	103,895,276	381,696	381,696	1,803,517	106,462,185

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our cash are held for working capital and for strategic investments and acquisition purposes and consist primarily of bank deposits. We do not enter into investments for trading or speculative purposes.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the U.S. dollar amount available to us. Considering the amount of our cash as of June 30, 2010, a 1.0% appreciation of the RMB against the U.S. dollar will result in an estimated increase of approximately $836,463, in our total amount of cash, and a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $819,899 in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. As of June 30, 2010, we reclassified our 6% convertible senior notes to current liabilities because holders of the notes may require the Company to purchase all or a portion of the notes on June 1, 2011. If we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During 2008 and 2009, the rates of inflation in China were 5.9% and negative 0.7%, respectively. However, the rate of inflation in China has been increasing. For the first six months of 2010, the rate of inflation in China was 2.6%.

ITEM 4—CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our Annual Report on Form 10-K, Amendment No. 1, for the fiscal year ended December 31, 2009 have not materially changed. In addition to matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

The market price for our shares may be volatile. The market price of our shares experienced, and may continue to experience significant volatility. For the period from June 30, 2009 to June 30, 2010, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$3.86 per share to a high of US$7.66 per share. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

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

SHENGDATECH, INC.

Date: August 9, 2010	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen
Chief Executive Officer
(Principal Executive Officer)

SHENGDATECH, INC.

Date: August 9, 2010	By:	/s/ ANDREW WEIWEN CHEN
Andrew Weiwen Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)