Form 10-K/A
period 2009-12-31
ShengdaTech, Inc.
filed 2010-09-15
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 2)

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

Explanatory Note

This amendment no. 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 is filed in response to comments in the letter dated August 11, 2010 received by the Company from the U.S. Securities and Exchange Commission.

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

While research into and manufacturing of NPCC in China began in the early 1980s, the NPCC industry only recently experienced strong growth, resulting from increased awareness of its ability to replace more expensive materials and its functionality to enhance the performance of various end products. In China, NPCC products are primarily used as functional additives in feedstock materials to the automobile, construction and consumer sectors. Typical feedstock materials that use NPCC include tires, PVC building materials, PP building materials, ink, paint, latex, adhesives, paper and PE plastic materials.  We believe that the development of the plastics, rubber, paper, construction coating and daily-use chemical industries in China will increase demand for NPCC. With the maturity of the NPCC technology and its expanded applications in China, we believe that domestically produced NPCC with superior quality and steady performance will gradually replace the market share of the imported products of foreign competitors.

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

In 2009, China has exceeded the United States and became the world’s largest automobile consumption nation with annual sales of passenger cars of approximately 10.3 million units.  Therefore, we expect NPCC products to obtain a larger market share compared to traditional fillers in the rubber and tire fields.

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

Given the importance of certain key raw materials such as limestone to our business, we obtained mining rights over high quality limestone in Shaanxi and Anhui Provinces.  All of our limestone reserves, 11.6 million metric tons in Shaanxi Province and 13.2 million metric tons in Anhui Province, are proven reserves.  We are currently in negotiations with the government regarding the price and payment terms for our mining rights for our Zibo, Shandong facility. The Company plans to utilize third parties for mining and processing operations and does not plan to engage in any mining or processing operations. During 2009, 2008 and 2007, all of our limestone was purchased from external sources and amounted to 376,707 metric tons, 311,253 metric tons and 223,803 metric tons, respectively.

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

In terms of the physical properties, we utilize two measures: the whiteness of the limestone (with over 90% of calcium) and that the limestone does not disintegrate when it is calcinated under high temperatures.  Our whiteness test requirement is a measurement of the chemical purity of calcium carbonate.The Company’s policies limit the purchase of limestone to limestone that fulfills the Company’s criteria described above.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement, include the following:

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

In August 2006, Shandong Shengda Technology completed the construction of a NPCC manufacturing facility with approximately 251,285 square meters in Xianyang City, Shaanxi Province, China. The designed capacity for this facility is 60,000 metric tons of NPCC in the first phase. In July 2007, we completed an additional 40,000 tons of capacity in the second phase. We added an additional 60,000 metric tons of capacity in the second quarter of 2008.  In May 2010, the Company entered into an agreement to purchase three-year mining rights for approximately 11.6 million metric tons of limestone reserve with the Shaanxi provincial government for its Xianyang, Shaanxi facility.

In August 2009, we completed the first phase construction of our NPCC facility in Zibo, Shandong on approximately 234,487 square meters in the Zibo High-Tech Development Zone in Zibo, Shandong Province with an annual production capacity of 60,000 metric tons.

In August 2009, we, through our wholly-owned subsidiary Faith Bloom Limited, entered into an Equity Transfer Agreement with Anhui Chaodong Cement Co., Ltd., a company incorporated under the laws of the People’s Republic of China, pursuant to which Faith Bloom acquired the entire equity of Chaodong. Chaodong was an inactive manufacturer of nano precipitated calcium carbonate, and its assets include mining rights to reserves of 13.2 million tons of limestone and existing buildings and equipment.  All of our limestone reserves, 11.6 million metric tons in Shaanxi Province and 13.2 million metric tons in Anhui Province, are proven reserves.  The name of Chaodong was changed to Anhui Yuanzhong in April 2010. The acquisition was approved by the Chinese government in November 2009. Anhui Yuanzhong has an annual capacity of 10,000 metric tons. In connection with the acquisition of Anhui Yuanzhong, in August 2009, we, through Faith Bloom Limited entered into a Project Investment Contract with the local government of Hanshan County, Anhui Province, People’s Republic of China. Pursuant to this agreement, we anticipate investing RMB 1,200,000,000 (approximately $175.7 million) in several phases by 2013, which includes an investment in a new NPCC project that has the capacity to manufacture 200,000 tons of NPCC per year and the purchase of land-use rights for approximately 341,335 square meters (approximately 84.35 acres) of land. This agreement is currently under government review and is subject to governmental approval. In addition to the investment per this agreement, the Company also agreed to purchase the land-use rights for approximately 66,767 square meters (16.5 acres) of land from the local government for Anhui Yuanzhong, which is subject to the approval of the local government. Such approval will require administrative procedures including a public bidding to establish the transaction price. These agreements are investment plans and are not contractually binding until key elements of contract terms such as transaction prices and specific payment schedules are fully agreed upon and evidenced by execution of agreements.

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

Stock Price Performance Graph

The following chart compares the cumulative total shareholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the Nasdaq Stock Exchange Market Index and (ii) the Dow Jones US Specialty Chemical Index:

 The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
NPCC Industry Growth.  We believe the growth of the market for NPCC in China for the long term and the penetration of NPCC applications into different industries will be general determining factors in evaluating our financial condition and operating performance.

•
Research and Development. We believe our research and development capabilities have become an increasingly important driver of our growth. Our research and development team has developed a technology to modify the property of a specific NPCC product to fit a particular end product and, in addition, improve the property of such end product. We believe this technology is essential to the development and introduction of our new NPCC products, and we focus on our research and development capabilities in evaluating our operating performance.

•
Production Capacity and Production Volume.  We believe the rapid growth of the NPCC market in China and our ability to continuously penetrate new areas of NPCC applications are factors that determine our financial condition and operating performance. We believe that the ability to increase our production capacity will allow us to significantly increase revenues and profit.

•
Price of NPCC Products. We believe our ability to maintain a stable price structure with the quality of our products and our technical service capabilities are factors that determine our financial condition and operating performance.  We believe most of our customers in China use NPCC as an additive to enhance functionalities of their end products and to save costs, which are directly affected by the quality of NPCC used. Accordingly, we believe our reputation for quality and reliable technical support allows us to command relatively higher average selling prices and generate higher gross margins than our competitors who do not possess the same reputation.

•
Raw Material Supply and Prices.  We focused on the costs of raw material supplies in evaluating our financial condition and operating performance. The per unit costs of producing our products are subject to the supply and price volatility of coal and other raw materials. We expect that they will continue to be affected by factors such as fluctuations of world energy prices and general economic conditions such as inflation and transportation.

•
Competition.  While China’s NPCC market is expected to grow, we are subject to intense competition.  We face significant competition from NPCC manufacturers within China and well-established chemical companies from other countries.  We compete based upon proprietary technologies, manufacturing capacity, product quality, production costs and the ability to produce a diverse range of NPCC products.  Whether we compete successfully will determine our net sales, financial condition and operating performance.

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

Name	Age	Position
Xiangzhi Chen	48	President, Chief Executive Officer and Director
Andrew Weiwen Chen	42	Chief Financial Officer
Anhui Guo	40	Director and Chief Operating Officer
Dongquan Zhang	69	Director
A. Carl Mudd	66	Director
Sheldon B. Saidman	67	Director
Lei Du	31	General Manager of Shandong Haize Nanomaterials Co., Ltd
Yong Zhao	37	General Manager of Shaanxi Haize Nanomaterials Co., Ltd.
Gongbo Wang	32	General Manager of Zibo Jiaze Nanomaterials Co., Ltd.
Zhendong Li	31	General Manager of Anhui Yuanzhong Nanomaterials Science and Technology Co., Ltd.

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

Ms. Anhui Guo has served as our chief operating officer since April 2009.  She had served as our chief financial officer from March 2006 to April 2009, has served as our vice president and treasurer since March 31, 2006 and as director since February 23, 2007. Ms. Guo has served as chief financial officer of Faith Bloom and its subsidiaries from 2001. Ms Guo was manager of finance of Shandong Shengda Construction Co., Ltd., one of our affiliates, from January 2001 to January 2003. She has served as manager of finance of Shandong Shengda Technology Co., Ltd., one of our affiliates, since January 2003. Ms. Guo was licensed as an accountant in 1996.  We believe Ms. Guo’s qualifications to serve on our board include her extensive knowledge of the Company as a long-term executive, which gives her detailed understanding of the complexities of the operation.  Her experience allows her to direct the operations of the Company and her financial experience provides valuable insights both in directing the business operations and in serving on the board of directors.

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

Mr. Sheldon B. Saidman has served as our director since February 23, 2007. Mr. Saidman has extensive senior executive experience, especially in marketing and general management. He has held positions as president or chief operating officer in several companies, both pubic and private. From May 2001 to October 2005, he served as president of Liberty Wire & Cable, Inc. since September 2005, he has owned and served as president of Saidman & Associates, Inc., a business management consulting practice and serves as a Member of Board of Directors of Roscoe Medical, Inc., a privately held company owned by River Associates Investments, LLC, a private equity group. He holds a bachelor’s degree in journalism and public relations from The University of Maryland.  We believe Mr. Saidman’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on boards of other companies and the unique perspective he brings to various issues considered by the board, particularly related to sales, marketing, and general management.

Mr. Lei Du has served as general manager of Shandong Haize since July 2008. From January 2007 to July 2008, Mr. Du served as the vice president of Shandong Haize. From July 2001 to January 2007, he served as the vice director of the R&D center of Shandong Haize. He holds a bachelor’s degree in engineering from Qingdao Science & Technology University.

Mr. Yong Zhao has served as general manager of Shaanxi Haize Nano-Materials Co., Ltd. (“Shaanxi Haize”) since October 2006 and responsible for the overall management of our nano-materials business in Shannxi Haize. From August 2002 to October 2006, he was the vice general manager of Shandong Haize Nano-Materials Co., Ltd.

Mr. Gongbo Wang has served as general manager of Zibo Jiaze since August 2009. From December 2008 to August 2009, Mr. Wang served as the director of the Project Department of Zibo Jiaze. From July 2007 to December 2008, he served as vice president of Shaanxi Haize. From January 2007 to July 2007, he served as vice president of Shandong Haize. From January 2005 and January 2007, he served as director of the Development Department of Shandong Shengda Technology Co., Ltd. (“Shengda Group”), a related party of ShengdaTech, Inc. From April 1998 to January 2005, he served as laboratory director and workshop manager of a subsidiary of Shengda Group. He graduated from Shandong University with a degree in law.

Mr. Zhendong Li has served as general manager of Anhui Yuanzhong Nanomaterials Co., Ltd. since January 2010. From May 2009 to December 2009, he served as vice president of Shaanxi Haize Nanomaterials Co., Ltd. From July 2007 to April 2009, he worked in the research and development center of our Company. From September 2004 to July 2007, he served as an assistant to the general manager of Yongye Electronic Co., Ltd and as a technician engineer in Xi’an Rejoy Pharmaceutical Co., Ltd. from July 2002 to March 2004. Mr. Li graduated from Xi Bei University and holds a master's degree in engineering.

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

The Audit Committee held seven (7) meetings for year 2009.

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

The Company has no definitive policy on diversity.  With the exception of two independent directors who are American citizens, the Company is managed by executives of Chinese citizenship and actively staffs the Company at all levels with employees that are citizens of China.  Currently, the board believes that there exists no need for a diversity policy for employees or directors because the Company is diversified when compared to American-based enterprises.  If the Company expands its markets to North America, or seek to expand or make changes to its Board members, we will develop a policy containing the elements of an acceptable practice that conforms to standard procedures that assure fair and equal treatment of prospective and current employees.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to pay key management personnel, including its “Named Executive Officers” (NEOs), competitive remuneration based on the authority, responsibility, and accountability of the position held by the individual. In addition, the Company also considers the competitive environment relative to compensation paid to senior management with comparable job scope by companies in related industries and of approximate size. The compensation program consists of two components, the base salary and a performance-based portion, which otherwise may be defined as a bonus. The performance-based portions of the compensation of our CEO, CFO and COO were implemented as of the 2009 fiscal year.  The base salary considers seniority, past salary, competitive environment, responsibilities and contributions to the Company; the performance-based portion is the amount that may be earned by an employee according to their individual performance against pre-defined corporate objectives.  The purpose is to effectively motivate the executives to achieve individual corporate goals, which ultimately contributes to the Company’s overall success.  The determination of the base salary and performance-based compensation is a calculation made on total compensation. The base salary is a fixed amount, accounting for 65% of the planned total compensation, while the performance-based compensation portion is designed to be variable based on performance and is targeted at 35% of the total compensation.  In addition, the general managers of the three subsidiaries also received a production-related subsidy in 2009, which is listed as “All Other Compensation” in the Compensation Table below.  The Company believes that its compensation program is both equitable and competitive, while providing a positive motivational element to the overall performance of the senior management of the Company.

The Compensation Committee researched a number of public companies to determine the competitiveness of the Company’s compensation to its Chief Executive Officer.  The following are companies with which the analyst Merriman Curhan Ford compared ShengdaTech on the basis that the operations of such companies are related to the chemical industry in a report dated May 8, 2008:

Name	Ticker symbol

Cabot Microelectronics Corporation	CCMP

Cabot Corporation	CBT

Martin Marietta Materials	MLM

Nanophase Technology Corp.	NANX

FEI Company	FEIC

Rockwood Holdings	ROC

Sinopec Shanghai Petrochemical Co.	SHI

Westlake Chemical Corp.	WLK

The compensation of the CEOs of the selected companies above was used for comparison purposes to weigh the CEO/Chairman’s compensation against that of other CEOs/Chairpersons in a similar segment after our CEO/Chairman’s compensation was determined.  The CEO/Chairman’s compensation was a fixed amount based on our executive compensation program’s policies and local business practices at the time prior to the Company becoming public.  In 2007, the Company’s CEO/Chairman’s compensation was approximately 6% to 23% of the compensation of  the CEOs/Chairmen of the surveyed companies listed above, and based on the Board of Directors’ Compensation Committee’s estimates in 2009, his compensation remains lower than the CEOs/Chairmen of the surveyed companies.  However, the revenue sizes of the surveyed companies were larger than that of ShengdaTech.  The Compensation Committee also compared the compensation with certain Chinese companies with less revenue, including:

Name	Ticker symbol

American Lorain	ALRC

Sutor Technology Group Limited	SUTR

China Ritar Power Corp.	CRPT

China BAK Battery, Inc.	CBAK

The CEOs of the Chinese companies generally hold stock in their respective companies, which is the case with ShengdaTech’s CEO/Chairman.  This scenario made it difficult to determine the value of compensation packages of the CEOs of the Chinese companies surveyed since they included large equity holdings.  The compensation of the CEOs of the selected Chinese companies above was used  for comparison purposes after our CEO/Chairman’s compensation was determined.  The Compensation Committee’s position on the CEO/Chairman’s compensation is that it was equitable and competitive, particularly in consideration of his current stock holdings and interest in the Company.  The Committee limited its survey to the CEO/Chairman level and relied on management to effectively determine competitiveness of other NEOs listed.  Management determined the compensation of the COO of the Company and each of our subsidiary’s general managers based on our executive compensation program’s policies and the local market practices of Shandong Province, China, Shaanxi Province, China and Shanghai, China where each position is located.  The compensation of our CFO was based on our executive compensation program’s policies and market prices determined during our executive search process.

The Company’s performance-based compensation plan promotes individual accomplishments as well as contributions to the overall operation. Judgment of performance and the consequential level of bonuses earned is based on achievements in executing job tasks and the general performance of the Company measured against the financial plan for the bonus year.  The percentage of the performance-based portion is to be determined by the employee’s immediate manager with the approval of the CEO. Ms. Anhui Guo, the Company’s chief operating officer, is the immediate manager for all employees except Mr. Andrew Weiwen Chen, the Company’s chief financial officer, whose immediate manager is Mr. Xiangzhi Chen, the Company’s chief executive officer.  The Compensation Committee is presented with the recommended compensation for each NEO and, after discussion and any adjustments made to the compensation, the Committee would approve accordingly. Mr. Xiangzhi Chen’s bonus is determined by the Board of Directors on recommendation of the Compensation Committee.  Based on the Company exceeding  all financial objectives set in the budget year, including revenue, net earnings, and earnings per share, the board has awarded the full bonus payment to Mr. Xiangzhi Chen.  All other bonuses will be decided at the end of the year after appropriate evaluation and assessment of success against set objectives are measured. All bonus money earned will be paid following audited results of Company financial statements.

Bonus payouts are based on achievement against budgeted goals, which are established during the budgeting process.  The budget is approved by the Audit Committee and the compensation of NEOs is approved by the Compensation Committee.  The payout for executives' 2009 bonus was based on the Company's satisfactory achievement of its performance goals for revenue and net income and result of evaluation of each against different criteria for each executive officer.  Performance evaluation score is calculated by adding up all separate scores earned by an executive officer when his or her various responsibilities are assessed. Depending on the importance and significance of various responsibilities, different scores are applied and the aggregate of the scores equals 100%.  Depending on the performance of an executive officer in fulfilling his or her responsibilities, he or she gets an evaluated score which may be equal to or less than the score applied to each particular responsibility.  As a result, an executive officer can receive 100% or less than 100% for his or her overall performance evaluation score.  Company performance goals for 2009 were $92 million to $95 million for revenue and $18 million to $19 million for net income. The actual results achieved by the Company in 2009 were  $102.1 million of revenue and $23.1 million of net income. Depending on individual performance evaluation results, bonus payout ratios for each executive varied.  After the establishment of the performance-based portion of the executive compensation program for the CEO, CFO and COO for the fiscal year 2009, a portion of our CEO’s total compensation was designated as bonus and such bonus payout of our CEO was based on the Company’s performance targets for 2009 of $92 million to $95 million in revenue and $18 million to $19 million in net income.  In addition to the Company’s performance targets, the performance evaluation of our CFO was also based on the evaluation of the performance of his duties, which include corporate and operational accounting, financial and managerial reporting, investor relations and communications, budgeting, strategic planning, and general business support and development.  In addition to the Company's performance targets, the performance evaluation of our COO was also based on the evaluation of the performance of her duties, which included marketing strategy development, participation and oversight of operations programs, coordination of various departments and general business support and development.

The bonus payout of each subsidiary’s general manager was determined by net income targets and the collection of the accounts receivable.  In 2009, the bonus payout of the general manager of Shaanxi Haize Nanomaterials Co., Ltd. was primarily based on a net income target by Shaanxi Haize Nanomaterials Co., Ltd. of RMB 150 million  (approximately $22.4 million) and a target of approximately RMB 260 million (approximately $38.8 million) in collection of accounts receivable of Shaanxi Haize Nanomaterials Co., Ltd.  The bonus payout of the general manager of Shandong Haize Nanomaterials Co., Ltd. was primarily based on a net income target by Shandong Haize Nanomaterials Co., Ltd. of RMB 20 million (approximately $3.0 million) and a target of approximately RMB 78 million (approximately $11.6 million) in collection of accounts receivable of Shandong Haize Nanomaterials Co., Ltd.  Total aggregate bonus payout for executives for 2009 was $217,482.

As an illustrative example, the 2009 bonus of Yong Zhao, the general manager of Shaanxi Haize Nanomaterials Co., Ltd., was calculated as follows:

Bonus = (Total Compensation - All Other Compensation) * 35% * performance evaluation score

= ($81,000 - $14,350) * 35% * 100%

= $23,327 (rounded to $23,350)

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

Compensation Table

Name & Principal Position	Year	Salary	Bonus****	Non-Equity Incentive Plan Compensation	All other Compensation	Total
(a)	(b)	(c)	(d)	(g)	(i)	(j)
Xiangzhi Chen, CEO	2009	$195,000	105,000	$0	0	$300,000
	2008	$300,000		$0		$300,000	*
	2007	$300,000		$0		$300,000	*

Andrew Weiwen Chen, CFO (from April 15, 2009)	2009	$99,600	25,750	$0	17,000+	$142,350

Anhui Guo, COO	2009	$78,000	40,032	$0	0	$118,032
	2008	$120,000		$0		$120,000	*
	2007	$100,000		$0		$100,000	*

Lei Du, general manager of Shandong Haize	2009	$43,300	23,350	$0	14,350+	$81,000
	2008	$27,083	14,583	$0		$41,666

Yong Zhao, general manager of Shaanxi Haize	2009	$43,300	23,350	$0	14,350+	$81,000
	2008	$65,000	35,000	$0		$100,000
	2007	$65,000	35,000	$0		$100,000

Xukui Chen, general manager of Shandong Bangsheng	2009						**
	2008	$52,000	28,000	$0		$80,000
	2007	$52,000	28,000	$0		$80,000

Gongbo Wang, general manager Zibo Jiaze***	2009	$17,160			4,270+	$21,430

*The 2007 and 2008 compensation for Mr. Chen of $300,000 per year and for Ms. Guo of $100,000 and $120,000 per year, respectively, was paid directly by Shandong Shengda Technology Co., Ltd. for services provided to ShengdaTech, Inc.
** Mr. Xukui Chen’s employment with the Company was terminated as of October, 2008.
*** Mr. Gongbo Wang was named general manager of Zibo Jiaze Nanomaterials Co., Ltd. in August 2009.
**** The amount of bonuses earned for 2009 was $217,482, and such amount was determined and paid on March 30, 2010.
+ All other compensation listed are non-performance based cost-of-living subsidies granted to the chief financial officer and the general managers of ShengdaTech, Inc.’s subsidiaries.

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
A. Carl Mudd	126,772	20,173	**	146,945

Sheldon B. Saidman	61,418	-		61,418

Dongquan Zhang	10,000	-		10,000	*

* Mr. Zhang’s compensation was reported in error and was overstated in 2007 and 2008.

** The value of option awards equals the fair value at the date of grant. The value is calculated in accordance with FASB ASC 718. The assumption used in determining the grant date fair value of these awards are set forth in Note 13 to our consolidated financial statements included in this Form 10-K/A for fiscal year 2009 filed with the SEC.

Independent directors receive compensation for their service on the board and board committees consisting of (i) an annual retainer of $35,000 for Messrs. Saidman and Mudd, and $10,000 for Mr. Zhang (ii) $1,000 for each telephone conference call meeting for Messrs. Saidman and Mudd and (iii) $5,000 for each in-person meeting for Messrs. Saidman and Mudd. We will also reimburse directors for travel and other out-of-pocket expenses incurred in connection with their board service. In addition, Mr. Mudd received $10,000 as compensation for the position of Chairman of the Audit Committee.  Mr. Mudd also received compensation and reimbursement of expenses for additional time incurred attending investor conferences to assist management with presentations prior to the arrival of Mr. Andrew Chen, our CFO, and to review our financial reporting process and the adequacy of our internal control over financial reporting on behalf of the Board of Directors during 2009.  Effective April 1, 2008, Mr.  Mudd was selected by the board to serve as Lead Director and received quarterly $10,000 and 5,000 stock options for this service. Effective the fourth fiscal quarter of 2009, six quarters after Mr. Mudd was appointed as Lead Director, the board determined that the Lead Director position was no longer necessary as the requisite support was provided by the Company’s bilingual CFO.

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

Name and Address	Number of Shares		Percentage Owned
Goldman Sachs Asset Management +	3,160,867		5.8%
Xiangzhi Chen	22,902,912		42.3%
Fanying Kong*	1,998,816		3.7%
Anhui Guo	—		—
Xueyi Zhang	—		—
Dongquan Zhang	—		—
A. Carl Mudd	35,000	**	—
Sheldon B. Saidman	6,400		—
Xiqing Xu	1,159,584		2.1%
Lei Du	—		—
Directors and executive officers as a group (8 persons)	26,087,712		48.1%

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

SHENGDATECH, INC.

Date: September 15, 2010	By:	/s/ XIANGZHI CHEN
Name: Xiangzhi Chen
Title: Chairman, Director and Chief Executive Officer

	By:	/s/ Andrew Weiwen Chen
Name: Andrew Weiwen Chen
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangzhi Chen	Chairman, Director and Chief Executive Officer	September 15, 2010
(Xiangzhi Chen)	(Principal Executive Officer)

/s/ Anhui Guo	Director and Chief Operating Officer	September 15, 2010
(Anhui Guo)

/s/ Andrew Weiwen Chen	Chief Financial Officer	September 15, 2010
(Andrew Weiwen Chen)	(Principal Financial Officer)

/s/A. Carl Mudd	Director	September 15, 2010
(A. Carl Mudd)

/s/ Sheldon B. Saidman	Director	September 15, 2010
(Sheldon B. Saidman)

/s/ Dongquan Zhang	Director	September 15, 2010
(Dongquan Zhang)