Form 10-Q/A
period 2010-03-31
ShengdaTech, Inc.
filed 2010-09-15
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2010 is filed in response to comments in the letter dated August 11, 2010 received by the Company from the U.S. Securities and Exchange Commission.

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
Xiangzhi Chen
Chief Executive Officer
(Principal Executive Officer)

SHENGDATECH, INC.

Date: September 15, 2010	By:	/s/ ANDREW WEIWEN CHEN
Andrew Weiwen Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)