Form 10-Q
period 2010-09-30
ShengdaTech, Inc.
filed 2010-11-08
CIK 1160165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding on November 5, 2010 was 54,202,036 shares.

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information

Item 1.	Financial Statements	F-1

	Unaudited Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	F-1

	Unaudited Condensed Consolidated Statements of Income – Three and Nine months ended September 30, 2010 and 2009	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2010 and 2009	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II — Other Information		31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

Signatures		32

i

ITEM 1—FINANCIAL STATEMENTS

SHENGDATECH, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information

Item 1.	Financial Statements	F-1

	Unaudited Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	F-1

	Unaudited Condensed Consolidated Statements of Income – Three and Nine months ended September 30, 2010 and 2009	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2010 and 2009	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II — Other Information		31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

Signatures		32

ii

Item 1. Financial Statements

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCESHEETS

		September 30,	December 31,
	Note	2010	2009
ASSETS
Current assets:
Cash		$120,649,206	$115,978,763
Accounts receivable		6,146,848	4,600,722
Inventories	(3)	2,113,346	2,018,283
Prepaid expenses and other receivables		3,777,795	3,947,086
Income tax refund receivable		1,455,906	1,455,906
Debt issuance costs		815,639	-
Current assets of discontinued operations	(14)	818,637	801,983
Assets held for sale	(14)	1,754,163	1,718,475
Total current assets		137,531,540	130,521,218

Property, plant and equipment, net	(4)	127,237,848	123,099,860
Land use rights		30,153,106	15,432,743
Intangible assets		234,790	280,329
Deposit for mining rights	(6)	268,734	-
Debt issuance costs		-	1,720,209
Total assets		$295,426,018	$271,054,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$1,719,051	$3,998,532
Accrued expenses and other payables		6,586,326	4,737,356
Long-term convertible notes, current portion	(8)	84,536,567	-
Payable for acquisition	(2)	-	3,803,060
Income taxes payable		2,099,079	60,573
Due to related parties	(7)	773,081	1,572,427
Current liabilities of discontinued operations	(14)	43,038	42,068
Total current liabilities		95,757,142	14,214,016

Long-term convertible notes	(8)	-	79,298,539
Non-current income taxes payable	(5)	2,137,379	1,598,237
Note payable to related party	(7)	-	601,631
Deferred income tax liabilities		853,928	4,443,810
Non-current liabilities of discontinued operations	(14)	300,828	294,708
Total liabilities		99,049,277	100,450,941

Shareholders' equity:
Preferred Stock, par value: $0.00001, authorized: 10,000,000, outstanding, nil		-	-
Common Stock, par value: $0.00001, authorized: 100,000,000 issued and outstanding: 54,202,036		542	542
Additional paid-in capital		37,132,442	37,132,442
Statutory reserves		8,455,328	8,455,328
Retained earnings		131,845,642	111,197,045
Accumulated other comprehensive income		18,942,787	13,818,061
Total shareholders' equity		196,376,741	170,603,418

Commitments and contingencies	(6)
Total liabilities and shareholders' equity		$295,426,018	$271,054,359

See accompanying notes to unaudited condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Note	2010	2009	2010	2009
					As restated (Note 1)

Net sales		$34,417,385	$25,376,060	$97,881,755	$72,066,915
Cost of goods sold		20,405,837	15,295,481	57,539,986	42,113,090
Gross profit		14,011,548	10,080,579	40,341,769	29,953,825

Operating expenses:
Selling		662,112	549,177	1,798,490	1,397,013
General and administrative		1,830,204	1,341,298	4,853,287	3,987,820
Total operating expenses		2,492,316	1,890,475	6,651,777	5,384,833
Operating income		11,519,232	8,190,104	33,689,992	24,568,992

Other income (expense):
Interest income		78,520	42,967	249,677	570,197
Interest expense	(4)	(3,541,839)	(2,822,212)	(10,207,261)	(7,626,124)
Gain on extinguishment of long-term convertible notes		-	-	-	1,624,844
Other expense, net		(36,804)	(1,861)	(50,622)	(61,688)
Other expense, net		(3,500,123)	(2,781,106)	(10,008,206)	(5,492,771)

Income from continuing operations before income taxes		8,019,109	5,408,998	23,681,786	19,076,221

Income tax expense		973,374	560,608	2,853,863	2,243,148
Income from continuing operations		7,045,735	4,848,390	20,827,923	16,833,073

Discontinued operations	(14)
Loss from discontinued operations before income taxes		(57,157)	(217,979)	(179,326)	(391,857)
Income tax expense		-	-	-	-
Loss from discontinued operations		(57,157)	(217,979)	(179,326)	(391,857)

Net income		$6,988,578	$4,630,411	$20,648,597	$16,441,216

Basic earnings per share:	(11)
Income from continuing operations		$0.13	$0.09	$0.38	$0.31
Loss from discontinued operations		$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share		$0.13	$0.09	$0.38	$0.30
Diluted earnings per share:	(11)
Income from continuing operations		$0.13	$0.09	$0.38	$0.31
Loss from discontinued operations		$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share		$0.13	$0.09	$0.38	$0.30
Weighted-average shares outstanding:	(11)
Basic		54,202,036	54,202,036	54,202,036	54,202,036
Diluted		54,205,865	54,207,742	54,207,133	54,204,109

See accompanying notes to unaudited condensed consolidated financial statements.

SHENGDATECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2010	2009
		As restated (Note 1)
Cash flows from operating activities:
Net income	$20,648,597	$16,441,216
Loss from discontinued operations	(179,326)	(391,857)
Income from continuing operations	20,827,923	16,833,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,572,120	3,124,661
Land use rights expense	352,316	237,306
Amortization of debt issuance costs	904,569	916,232
Amortization of debt discount	5,238,028	4,115,580
Gain on extinguishment of long-term convertible notes	-	(1,624,844)
Deferred income tax	(3,592,429)	(1,630,414)
Share-based compensation expense	-	20,172
Changes in operating assets and liabilities:
Accounts receivable	(1,425,408)	(238,270)
Inventories	(52,227)	597,689
Prepaid expenses and other receivables	250,567	(4,060,110)
Accounts payable	90,299	(225,606)
Accrued expenses and other payables	1,754,723	993,862
Income taxes payable/refund receivable	2,504,705	(1,310,362)
Due to related parties	(43,973)	(31,675)
Net cash provided by operating activities	31,381,213	17,717,294
Cash flows from investing activities:
Cash paid for acquisition of Chaodong	(3,808,240)	-
Purchase of property, plant and equipment, including interest capitalized	(9,902,595)	(23,856,337)
Purchase of land use rights and mining rights	(14,722,475)	-
Net cash used in investing activities	(28,433,310)	(23,856,337)
Cash flows from financing activities:
Payment to extinguish long-term convertible notes	-	(2,535,745)
Net cash used in financing activities	-	(2,535,745)
Cash flows from discontinued operations:
Net cash used in operating activities	(179,232)	(158,003)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Effects of exchange rate changes on cash in discontinued operations	2,220	52,753
Net cash used in discontinued operations	(177,012)	(105,250)
Effect of exchange rate changes on cash	1,899,552	(47,453)
Net increase (decrease) in cash	4,670,443	(8,827,491)
Cash at beginning of period	115,978,763	114,287,073
Cash at end of period	$120,649,206	$105,459,582

Non-cash investing activities:
Accounts payable for purchase of property, plant and equipment	$-	$1,614,378
Due to related parties for purchases of property, plant and equipment	$-	$1,360,314
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,939,622	$5,484,883
Cash paid for interest, net of capitalized interest	$2,700,810	$1,175,628

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

Basis of presentation

The accompanying interim condensed consolidated financial statements of the Company include ShengdaTech and its wholly-owned subsidiaries.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of the Company’s management, the interim condensed consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 condensed consolidated balance sheet was derived from audited consolidated financial statements of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009, which are included in the Company's  2009 Annual Report on Form 10-K, Amendment No 2, filed on September 15, 2010.

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

Correction of errors

The Company’s interim condensed consolidated statements of income and cash flows for the nine months ended September 30, 2009 have been restated from previously issued interim condensed consolidated financial statements to correct an immaterial overstatement of income tax expense of $293,068 and an understatement of basic earnings per share from continuing operations of $0.01 per share, resulting from extinguishment of long-term convertible notes in February 2009.  There was no effect on the interim condensed consolidated statement of income for the three months ended September 30, 2009.

	For the Nine Months Ended September 30, 2009
	As previously
	reported	Adjustments	Reclassifications	As restated
Income from continuing operations before income taxes	$18,684,364	$-	$391,857	$19,076,221
Income tax expense	2,536,216	(293,068)	-	2,243,148
Income from continuing operations	16,148,148	293,068	391,857	16,833,073
Loss from discontinued operations	-	-	(391,857)	(391,857)
Net income	$16,148,148	$293,068	$-	$16,441,216
Earnings per share from continuing operations:
Basic	$0.30	$0.01	$-	$0.31
Diluted	$0.30	$0.01	$-	$0.31

	For the Nine Months Ended September 30, 2009
	As previously
	reported	Adjustments	Reclassifications	As restated
Net income	$16,148,148	$293,068	$-	$16,441,216
Loss from discontinued operations	-	-	(391,857)	(391,857)
Income from continuing operations	16,148,148	293,068	391,857	16,833,073
Net cash provided by operating activities	17,559,291	-	158,003	17,717,294
Net cash used in investing activities	(23,856,337)	-	-	(23,856,337)
Net cash used in financing activities	(2,535,745)	-	-	(2,535,745)
Net cash used in discontinued operations	-	-	(158,003)	(158,003)
Effects of exchange rate changes on cash in discontinued operations	-		52,753	52,753
Effect of exchange rate changes on cash	5,300	-	(52,753)	(47,453)
Net decrease in cash	$(8,827,491)	$-	$-	$(8,827,491)

Recently adopted accounting pronouncements

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

On January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the capitalization of research and development assets acquired in a business combination at their acquisition date fair values, separately from goodwill. In addition, ASC 805 requires that any post-acquisition adjustments to deferred tax asset valuation allowances and liabilities related to uncertain tax positions be recognized in current period income tax expense. ASC 805 was effective for the Company beginning January 1, 2009. The Company accounted for the acquisition of Chaodong on December 11, 2009 in accordance with ASC 805 (See Note 2) and will account for future business combinations in accordance with its provisions.

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

The following pro forma information summarizes the result of operations for the three and nine months ended September 30, 2009, as if the Chaodong acquisition had occurred as of the beginning of the periods presented. Adjustments for depreciation expense based on the fair value of the newly acquired property and equipment using the Company’s depreciation policy and amortization of mining rights based on the Company’s amortization policy have been applied retroactively. The pro forma result does not reflect any operating efficiencies or potential cost savings that may result from the combined operations of the Company and Chaodong. Accordingly, the pro forma result is presented for illustrative purposes and is not intended to represent or be indicative of the actual result of operations of the combined companies that would have been achieved had the acquisition occurred at the beginning of the period presented, nor is it intended to represent or be indicative of future result of operations.

	Pro Forma For the Three Months Ended September 30, 2009	Pro Forma For the Nine Months Ended September 30, 2009
Net sales	$25,376,060	$72,066,915
Operating income	8,030,452	24,089,808
Income from continuing operations	4,690,236	16,358,383
Loss from discontinued operations	(217,979)	(391,857)
Net income	$4,472,257	$15,966,526

NOTE 3 – Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$1,126,526	$1,003,929
Work-in-process	418,924	383,960
Finished goods	567,896	630,394
Total inventories	$2,113,346	$2,018,283

Raw materials consist primarily of anthracite and limestone supplies used in the Company’s production of NPCC products.

NOTE 4 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
Buildings	$30,914,467	$30,224,605
Plant, machinery and equipment	107,333,622	104,836,652
Motor vehicles	153,976	150,843
Office equipment	631,967	592,456
Construction in progress	5,966,254	138,163
Total property, plant and equipment	145,000,286	135,942,719
Less: accumulated depreciation	(17,762,438)	(12,842,859)
Total property, plant and equipment, net	$127,237,848	$123,099,860

Depreciation expense was $1,536,612 and $1,125,677 for the three months ended September 30, 2010 and 2009, respectively and $4,572,120 and $3,124,661 for the nine months ended September 30, 2010 and 2009, respectively.

A reconciliation of total interest cost incurred to interest expense as reported in the condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest cost incurred	$3,541,839	$3,134,257	$10,207,261	$9,151,306
Interest cost capitalized	-	(312,045)	-	(1,525,182)
Interest expense	$3,541,839	$2,822,212	$10,207,261	$7,626,124

NOTE 5 – Income taxes

The Company’s effective income tax rates are 12.1% and 10.4% for the three months ended September 30, 2010 and 2009, respectively and 12.1% and 11.8% for the nine months ended September 30, 2010 and 2009, respectively.  Income tax expense mainly includes foreign income tax expense and domestic deferred income tax benefit.

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

Management evaluates the Company’s tax positions quarterly and the associated interest and penalties, if applicable. As of September 30, 2010 the Company’s unrecognized tax benefits, included in non-current income tax payable on the Company’s unaudited condensed consolidated balance sheet, amounted to $2,137,379.

NOTE 6 – Commitments and contingencies

Project Investment Agreement – On August 28, 2009, Faith Bloom entered into a Project Investment Agreement (the “Investment Agreement”) with the local government of Hanshan County, Anhui Province, PRC (the “local government”).  Pursuant to the Investment Agreement, the Company will invest RMB 1,200,000,000 (approximately $175.7 million) in several phases by January 2013, which includes an investment in a new NPCC project with capacity to manufacture 200,000 tons of NPCC per year and the purchase of approximately 341,335 square meters (approximately 84.35 acres) of land use rights. The local government has also agreed to grant the Company mining rights to certain limestone reserves. The mining rights grants are subject to local government administrative processes. In addition, on August 28, 2009, the Company entered into an agreement with the local government to purchase the land use rights for approximately 66,767 square meters (16.50 acres) of land (the “Land Use Right Agreement”) for use in the operations of Chaodong. The land use rights have been purchased as described below.

During the third quarter of 2010, pursuant to the Investment Agreement and the Land Use Right Agreement, the Company completed its purchase of 406,807 square meters (approximately 100.5 acres) land use rights with a beneficial period of 50 years for a purchase price of total RMB 98,554,280 (approximately $14,713,767), including title taxes and fees for the land certificate. The newly acquired land use rights are included in land use rights in the accompanying condensed consolidated balance sheet as of September 30, 2010.

Mining Rights – On May 25, 2010, the Company entered into an agreement to purchase three-year mining rights for approximately 11.61 million metric tons of limestone reserves with the Shaanxi provincial government for its Shaanxi facility for RMB 1,800,000 (approximately $268,734). The Company paid RMB 720,000 (approximately $107,494) for such mining rights on June 22, 2010 and on July 28, 2010 the Company paid the remaining balance of RMB 1,080,000 (approximately $161,240) due under the agreement. The total amount of payment for mining rights of $268,734 has been recorded as a deposit for mining rights on the accompanying condensed consolidated balance sheet as of September 30, 2010. The Company plans to utilize third parties for mining and processing operations and does not plan to engage in any mining or processing operations.

Leases – The Company leases land and buildings from Shandong Shengda, a related party. The lease was entered into by the Company’s subsidiary, Shandong Haize Nano for a 20-year term up to 2024. These leases are classified as operating leases.

Total rent expense under these leases for the three months ended September 30, 2010 and 2009 was $48,095 and $47,668, respectively and $143,522 and $142,974 for the nine months ended September 30, 2010 and 2009, respectively.

Future minimum lease payments under the Company's lease agreement as of September 30, 2010 are as follows:

Lease Payments
2010	$47,841
2011	191,362
2012	191,362
2013	191,362
2014	191,362
Thereafter	1,904,052
$2,717,341

Capital commitments – The Company has contractual obligations related to the purchase of property and equipment amounting to $6,270,903 as of September 30, 2010.

NOTE 7 – Related party transactions

Due to related parties – As of September 30, 2010 and December 31, 2009, the amount due to Shandong Shengda was $158,000 and $212,034, respectively, comprised primarily of rent for land and buildings. Mr. Chen, the President and CEO of the Company, is the majority shareholder of Shandong Shengda. In addition, the Company has a 3% unsecured note payable to Shandong Shengda. Total principal and accrued interest outstanding was $615,081 and 601,631 as of September 30, 2010 and December 31, 2009, respectively. The note payable plus accrued interest is expected to be paid before December 31, 2010 and is included in the due to related parties on accompanying unaudited condensed consolidated balance sheet as of September 30, 2010 and as a note payable to related party as of December 31, 2009.

In 2008 the Company purchased $17,662,846 of equipment from Shandong Haiqing Chemical Co., Ltd. (“Shandong Haiqing”). Mr. Chen, the President and CEO of the Company, was also the CEO of Shandong Haiqing during 2008.  Mr. Chen’s contract with Shandong Haiqing expired as of January 1, 2009. Shandong Haiqing has appointed a new CEO and as a result effective January 1, 2009, Shandong Haiqing is no longer considered a related party of the Company. Amounts due to Shandong Haiqing related to these purchases for contracts entered into prior to January 1, 2009 amounted to $1,360,393 as of December 31, 2009. This amount, which was related to equipment quality retention withheld for one year from the time of the Zibo facility starting its operations, was paid to Shandong Haiging during the second quarter of 2010.

NOTE 8 – Long-term convertible notes

On May 28, 2008 the Company issued $100,000,000 of 6% long-term convertible notes due June 1, 2018 (the “Notes”) in a private placement. On June 25, 2008, the Company issued an additional $15,000,000 of the Notes .  Proceeds from the issuance of the Notes were $115,000,000. The Notes bear interest at 6% per annum, payable semiannually on June 1 and December 1, and have a maturity date of June 1, 2018. At maturity, subject to certain exceptions, the Company will be required to repay the principal amount of the Notes.

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

The Notes as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Principal amount of long-term convertible notes	$90,027,000	$90,027,000
Conversion option subject to cash settlement	(5,490,433)	(10,728,461)
Net carrying amount	$84,536,567	$79,298,539

Carrying amount of additional paid in capital	$15,214,953	$15,214,953

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

Interest relating to the Notes was recognized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Contractual coupon interest on convertible notes	$1,350,405	$1,350,405	$4,051,215	$4,097,243
Amortization of debt discount	1,884,711	1,477,909	5,238,028	4,115,580
Amortization of debt issuance costs	301,523	301,523	904,569	916,232
Interest cost capitalized	-	(312,045)	-	(1,525,182)
Interest expense	$3,536,639	$2,817,792	$10,193,812	$7,603,873

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

On June 1, 2011 and June 1, 2013, holders of the Notes may require the Company to purchase all or a portion of the Notes at a purchase price in cash equal to 100% of the principal amount of the Notes being repurchased plus accrued and unpaid interest to, but excluding, the repurchase date, subject to certain notification requirements.  As a result, the Notes have been classified as a current liability as of September 30, 2010.

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

According to the terms of the Notes, the Company can repurchase the Notes in the open market any time. During February 2009, the Company repurchased, in privately negotiated transactions, part of the Notes with a principal amount of $5,223,000 from certain investors for cash of $2,535,745 plus accrued interest of $72,144. In conjunction with the repurchases, the Company recognized a pre-tax gain of $1,624,844, net of unamortized debt issuance costs and discount of $158,109 and $904,302, respectively, for the nine months ended September 30, 2009.

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

Options – There were no options granted for the nine months ended September 30, 2010. On January 1, April 1 and September 1, 2009, respectively, the Company issued options to a director to purchase 5,000 shares of common stock under each grant date (15,000 in the aggregate) at an exercise price of $3.52 $3.10 and $3.75 per share with a contractual term of three years and immediately vesting. The fair value of each option grant was estimated at $1.35, $1.20 and $1.48, respectively.

Share-based payments recognized as compensation expense on the date of the grant and included in general and administrative expenses were $7,382 and $20,172 for the three and nine months ended September 30, 2009, respectively. The Company estimated the fair value of options granted in 2009 using a Black-Scholes option-pricing model with the following assumptions:

2009
Expected life	1.50 years
Expected volatility	80.81% - 81.99%
Risk free interest rate	1.14% - 1.57%
Dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon rate. Expected volatility of stock option awards is estimated based on the Company’s historical stock price using the expected life of the grant. Expected life is based upon the short-cut method.

Stock option transactions for the nine months ended September 30, 2010 are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	30,000	$5.97	1.87	$40,100
Granted	-	-
Exercised	-	-
Outstanding at September 30, 2010	30,000	$5.97	1.13	$27,350
Vested at September 30, 2010	30,000	$5.97	1.13	$27,350

NOTE 10 – Comprehensive income

The following table presents the components of comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$6,988,578	$4,630,411	$20,648,597	$16,441,216
Other comprehensive income:
Foreign currency translation adjustments	4,120,150	201,837	5,124,726	418,430
Comprehensive income	$11,108,728	$4,832,248	$25,773,323	$16,859,646

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Income from continuing operations	$7,045,735	$4,848,390	$20,827,923	$16,833,073
Loss from discontinued operations	$(57,157)	$(217,979)	$(179,326)	$(391,857)
Net income	$6,988,578	$4,630,411	$20,648,597	$16,441,216
Weighted average shares:
Basic	54,202,036	54,202,036	54,202,036	54,202,036
Effect of dilutive securities:
Options	3,829	5,706	5,097	2,073
Diluted	54,205,865	54,207,742	54,207,133	54,204,109
Basic earnings per share:
Income from continuing operations	$0.13	$0.09	$0.38	$0.31
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share	$0.13	$0.09	$0.38	$0.30
Diluted earnings per share:
Income from continuing operations	$0.13	$0.09	$0.38	$0.31
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income per share	$0.13	$0.09	$0.38	$0.30

The potential common shares of 10,364,475 and 10,255,814 related to the convertible notes were anti-dilutive and were excluded from the diluted earnings per share computation for the three and nine months ended September 30, 2010, respectively.  The potential common shares of 11,766,196 and 12,595,210 related to the convertible notes were anti-dilutive and were excluded from the diluted earnings per share computation for the three and nine months ended September 30, 2009, respectively.

The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock was 15,000 for the three and nine months ended September 30, 2010 and 2009, respectively.

NOTE 12 – Significant Concentrations, Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and accounts receivable included in the condensed consolidated balance sheets. The Company deposits its cash in banks primarily in the PRC. Historically, deposits in the PRC banks have been secure due to the state policy on protecting depositors’ interests.

The Company sells its products primarily in the PRC.  The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company has no customer that individually comprised 10% or more of the Company’s consolidated sales or accounts receivable.

The Company is dependent on certain suppliers for major materials used in manufacturing of its products. If the supply of certain materials were interrupted, the Company’s own manufacturing process could be delayed and could cause a possible loss of sales, which would adversely affect operating results. Purchases (net of VAT) made from four (4) local suppliers for soft coal, limestone, and modification agents for the nine months ended September 30, 2010 were $20,249,370.  Purchases (net of VAT) made from four (4) local suppliers for soft coal, limestone, and modification agents for the nine months ended September 30, 2009 were $19,713,526.

NOTE 13 – Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, with the exception for nonrecurring, nonfinancial assets and liabilities where adoption had been deferred and would be effective on the first day of fiscal year 2010. The adoption of ASC 820 did not impact the Company’s financial position, results of operations or cash flows. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2010, the estimated fair value of the outstanding convertible notes was $89,126,730 based on the level 3 valuation which compared to a carrying value of $84,536,567. As of December 31, 2009, the estimated fair value of the outstanding convertible notes was approximately $86,425,920 based on the level 3 valuation which compared to a carrying value of $79,298,539. Due to the fact that there is no active market for this instrument, the fair value of the convertible notes was estimated using a discounted cash flow analysis based on current borrowing rates for instruments with similar terms. In addition, the Company utilized other sources of information for the relevant market parameters in order to develop its fair value.

The Company’s other financial instruments including cash, accounts receivable, accounts payable, accrued expenses and other receivable/payable have net carrying values that approximate their fair values due to the short-term nature of these instruments.

NOTE 14 – Discontinued Operations

The Bangsheng Chemical had ceased all operations since October 31, 2008. In December 2009, the Company committed to a plan to sell the Bangsheng Chemical’s assets, excluding certain tax receivables, accrued expenses, and non-current income taxes payable. As such the Bangsheng Chemical plant equipment and inventory were classified as assets held for sale. Assets held for sale, excluding $16,847 amount of inventory are recognized at the lesser of carrying value or fair value less costs to sell. The remaining assets and liabilities associated with the Bangsheng Chemical segment have been classified as assets and liabilities of discontinued operations as of September 30, 2010 and December 31, 2009.

Assets and liabilities of the Bangsheng Chemical are comprised of the following:

	September 30, 2010	December 31, 2009
Income taxes receivable	818,637	801,983
Current assets of discontinued operations	$818,637	$801,983
Assets held for sale	$1,754,163	$1,718,475
Accrued expenses	$43,038	$42,068
Non-current income taxes payable	$300,828	$294,708

The operating results of the Bangsheng Chemical are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$-	$-	$-	$295,828
Cost of goods sold	-	-	-	295,828
Gross profit	-	-	-	-
Operating expenses:
General and administrative	57,157	77,717	179,326	290,587
Total operating expenses	57,157	77,717	179,326	290,587
Operating loss	(57,157)	(77,717)	(179,326)	(290,587)
Other income(expense):
Other expense	-	(160,011)	-	(160,014)
Interest income	-	19,749	-	58,744
Other expenses, net	-	(140,262)	-	(101,270)
Loss from discontinued operations before income taxes	(57,157)	(217,979)	(179,326)	(391,857)
Income tax expense	-	-	-	-
Loss from discontinued operations	$(57,157)	$(217,979)	$(179,326)	$(391,857)

NOTE 15 – Geographic information

The following summarizes the Company’s net sales, based on the geographic location of the customers:

	For the Three Months Ended September 30,
	2010		2009
	Amount	% of sales	Amount	% of sales
PRC	$33,928,180	99%	$24,049,572	95%
Others	489,205	1%	1,326,488	5%
Total net sales	$34,417,385	100%	$25,376,060	100%

	For the Nine Months Ended September 30,
	2010		2009
	Amount	% of sales	Amount	% of sales
PRC	$96,409,707	98%	$65,959,529	92%
Others	1,472,048	2%	6,107,386	8%
Total net sales	$97,881,755	100%	$72,066,915	100%

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative explanation from the perspective of our management on our business, financial condition, results of operations, and cash flows.  The following discussion and analysis should be read in conjunction with the financial statements and related notes.

Overview

We are a leading and fast growing Chinese manufacturer of specialty additives. Our nano-precipitated calcium carbonate (“NPCC”) products are used as functional additives and fillers in a broad array of products due to their low cost and the overall improved chemical and physical attributes they provide to end products. As a market leader of high-grade NPCC products, we deploy advanced processing technology to convert limestone into high-quality NPCC products, which are sold to our customers in the tire, polyvinyl chloride (PVC) building materials, polypropylene (PP) building materials, ink, paint, latex, adhesive, paper and polyethylene (PE) industries. In the nine months ended September 30, 2010, we have also generated small amounts of revenue from the sales of asphalt products.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
NPCC Industry Growth.  We believe the future growth of the market for NPCC in China and the penetration of NPCC applications into different industries will be general determining factors affecting our financial condition and results of operations.

•
Research and Development. We believe research and development capabilities, particularly the development of technology to modify the property of a specific NPCC product to fit a particular end product, have become an increasingly important driver of our growth. We believe this technology is essential to the development and introduction of our new NPCC products, and we focus on enhancing our research and development capabilities to improve our operating performance.

•
Production Capacity and Production Volume.  We believe the rapid growth of the NPCC market in China and the ability to continuously expand production capacity are factors that determine our financial condition and operating performance. We believe that the ability to increase production capacity is an essential factor in significantly increasing revenues and profit.

•
Price and Quality of NPCC Products. We believe our ability to maintain a stable price structure with the quality of our products and our technical service capabilities in customization of NPCC products are factors that determine our financial condition and operating performance.  We expect our average selling price to fluctuate narrowly within a small range.  We believe most of our customers in China use NPCC as an additive to enhance functionalities of their end products and to save costs, which are directly affected by the quality of NPCC used.

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

•
Competition.  While China’s NPCC market is expected to grow, we are subject to intense competition.  We face significant competition from NPCC manufacturers within China and well-established chemical companies from other countries.  We compete based upon proprietary technologies, manufacturing capacity, product quality, production costs and the ability to produce a diverse range of NPCC products.  For our NPCC products, our competitors include NPCC manufacturers both within China and around the world.  We also face competition from certain well-established foreign chemical companies, including Imperial Chemical Industries Limited (ICI), Solvay S.A., Minerals Technologies Inc., and Shiraishi Calcium Kaisha Ltd. For example, competition for our NPCC products in the paper and ink industries primarily comes from Japanese manufacturers such as Shiraishi Calcium Kaisha, which sells to Chinese automobile paint makers and Japanese ink makers in China.  Whether we compete successfully will determine our net sales, financial condition and operating performance.

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

Manufacturing capacity of NPCC. We increased our annual manufacturing capacity of NPCC from 90,000 metric tons as of December 31, 2006 to 190,000 metric tons as of December 31, 2008 and to 250,000 metric tons as of December 31, 2009 and further to 260,000 metric tons as of September 30, 2010. Our Phase I NPCC facility in Zibo, Shandong started production in late August 2009. The facility reached 90% capacity utilization at the end of 2009 and 100% capacity utilization in January 2010. Our Anhui facility started production in May 2010 after we completed certain repair and maintenance of the facility and equipment and performed certain technological upgrades consistent with our Tai’an, Shandong facility. As of September 30, 2010, our aggregate manufacturing capacity of NPCC was 260,000 metric tons.  Increasing capacity allows us to provide a stable supply of NPCC to our existing customers and attract new customers.

            Breakthroughs of research and development and applications of NPCC. We jointly developed with Tsinghua University the membrane-dispersion technology for NPCC production, which was officially granted a patent in November 2007.  Our research and development efforts have allowed us to develop applications of NPCC for the tire, PVC building materials, PP building materials, ink, paint, latex, adhesive, paper and PE industries.  With the membrane-dispersion patent, we intend to maintain our leading position in technology for the NPCC market in China through continuing efforts in developing new NPCC products for applications in different industries.

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

Industry demand. Our business and sales of product growth depends on industry demand for NPCC. The downstream industries we supply are the tire, polyvinyl chloride building materials, PP building materials, ink, paint, latex, adhesive, paper and PE industries. Given the diverse application of our NPCC products and the development of our R&D pipeline for new end markets, we believe that our business is well positioned for continued growth.

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

Exchange rate. Our sales of products have been affected by the foreign exchange rate between U.S. dollar (“USD”) and the Renminbi (“RMB”) because the functional currency of our operating subsidiaries in the PRC is RMB while our financial statements have been expressed in USD. In addition, most of our sales contracts are denominated in Renminbi. The accompanying consolidated statements of income have been translated using the average exchange rates prevailing during each of the periods presented.

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

Processing technologies for NPCC. The advancement of NPCC processing technologies is crucial in order to deliver value to our customers. In conjunction with Tsinghua University, we successfully completed the development of a more advanced membrane-dispersion technology, which was officially granted a patent in November 2007. We and Tsinghua University each have a 50% ownership share of the technology. We have the exclusive right to use the technology under a license agreement with Tsinghua University for the life of the patent. The membrane-dispersion technology enables us to produce NPCC in a more efficient and cost effective manner, resulting in significant cost savings after it was deployed.

Transporting, supply, and price of limestone. Limestone is an essential raw material for NPCC. Our average unit price for limestone have fluctuated from approximately $6.5 per metric ton in 2008 to approximately $6.9 per metric ton in 2009 and to approximately $6.5 per metric ton in the nine months ended September 30, 2010.  Our Shaanxi Facility is close to a high-quality limestone quarry, which enables us to minimize transportation cost of limestone. We maintain a strong relationship with our mining contractor which conducts extracting activities for us. In addition, on June 19, 2008, we entered into an investment agreement with the Management Committee of Zibo High-Tech Industrial Development Zone (the “Management Committee”). The Management Committee has agreed to transfer to us mining rights to quality limestone. As of September 30, 2010, the transfer of mining rights to our Company is still under review of the Management Committee. In addition, the acquisition of Anhui Yuanzhong on December 11, 2009 included approximately two years of limestone mining rights, subject to local government administrative processes. We are in the process of applying for mining rights of this mine with the local government of Hanshan County, Anhui Province.  If the application is approved, we expect to be granted mining rights for an additional ten years. In addition, we entered into a Project Investment Agreement with the local government of Hanshan County, which also includes the purchase of certain reserves of exclusive mining rights of additional limestone. On May 25, 2010, we entered into an agreement to purchase three years of mining rights for approximately 11.61 million metric tons of limestone reserves with the Shaanxi provincial government for our Shaanxi facility for RMB 1.8 million (approximately $268,734), which has been fully paid.  We plan to utilize third parties for mining and processing operations and does not plan to engage in any mining or processing operations. We believe that our access to these limestone sources will be sufficient to satisfy our limestone requirements and expansion needs for the foreseeable future.

Availability and price of anthracite and soft coal. Anthracite and soft coal are used in the production of our NPCC products as key raw material and fuel, respectively. Anthracite and soft coal represented a significant portion of our total cost of goods sold in 2009 and the nine months ended September 30, 2010.  We have long-term relationships with our coal suppliers. We have also developed a network of alternative suppliers for backup purposes. Average anthracite prices have fluctuated in recent periods, increasing from approximately $148 per metric ton for the first nine months of 2009 to approximately $164 per metric ton for the first nine months of 2010.

Supply and price of electricity. Electricity from the grid is the primary power source for the production of NPCC, and it is currently supplied by the local government. The price of electricity for our operations remained fairly consistent at $0.07/kwh for the first nine months of 2009 and 2010.

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

Selling expenses consists primarily of salaries, bonuses and employee benefits for sales personnel, sales commissions, travel, lodging and other related miscellaneous expenses.

General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and employee benefits, office facility and equipment costs, amortization of land use rights,  research and development costs, and other support costs including utilities, insurance and professional fees.

Critical Accounting Policies and Estimates

The selection of critical accounting policies, judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. Our significant accounting policies are set forth in detail in Note 2 to our consolidated financial statements included in the annual report on Form 10-K, as amended, for the year ended December 31, 2009 filed on September 15, 2010. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition - We recognize revenues from the sale of products when they are realized and earned. We consider revenue realized or realizable and earned when (1) there is persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Revenues are recognized when customers take delivery at our facilities, which is the point when the customers take ownership and assume risk of loss, except for our exported products, for which risk and title transfers at the customer’s port. We sell all products to end users and recognize revenues, net of sales rebates and taxes, when revenue recognition criteria are met. We have no post-delivery obligations on our products sold.

Valuation of Long-lived Assets - The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the estimated fair value. Assets held for sale for discontinued operation are recognized at the lesser of carrying value or fair value less costs to sell.

 Long-term convertible notes - On January 1, 2009, as required by US GAAP, we changed how we account for our long-term convertible notes. The change significantly impacts the accounting for our convertible notes by requiring us to account separately for the liability and equity components of the convertible notes because upon conversion at any time before June 1, 2011 the make-whole interest payment may be settled in cash. The liability component is measured so the effective interest expense associated with the convertible notes reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible notes and this estimated fair value is recorded as a debt discount and amortized to interest expense through June 1, 2011, the earliest date the holders of the Notes can demand payment. Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves, and volatilities.

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

Results of operations

Comparison for the nine months ended September 30, 2009 and 2010

Continuing Operations —Comparison for the nine months ended September 30, 2009 and 2010

Sales of Products

	For the Nine Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Net sales	72,066,915	100.0	97,881,755	100.0	25,814,840	35.8

For the nine months ended September 30, 2010, sales increased by $25,814,840 or 35.8% compared to the nine months ended September 30, 2009. The increase was mainly due to the increase in sales volume of 51,085 metric tons resulting from the additional production capacity of the Zibo, Shandong facility and the Anhui facility. Our capacity increased from 250,000 metric tons as of September 30, 2009 to 260,000 metric tons as of September 30, 2010 and our sales volume increase from 149,841 metric tons in the nine months ended September 30, 2009 to 200,926 metric tons in the nine months ended September 30, 2010. The average selling price of NPCC for the nine months ended September 30, 2010 was approximately $487 per metric ton, an increase of $6 per metric ton from an average selling price of $481 per metric ton for the nine months ended September 30, 2009. The increase in our average selling price was due primarily to our pricing strategy and changes in our product mix based on market demands. For the nine months ended September 30, 2010, sales of plastic and adhesive applications increased by $22,208,675 and $7,324,330, respectively, compared to the nine months ended September 30, 2009, primarily due to increased demand from our customers.  For the nine months ended September 30, 2010, sales of rubber application and paint, ink and paper applications decreased by $1,257,063 and $2,475,647, respectively, primarily due to specific customers’ needs and demand and timing of their purchases. For the nine months ended September 30, 2010, sales of automobile undercoating application remained stable compared to the nine months ended September 30, 2009, and we also generated $14,545 in net sales from our new asphalt application.

We expect our average selling price to fluctuate narrowly within a small range. We believe the quality of our products and our strong technical service capability in customization of NPCC products will allow us to maintain a stable price structure in the foreseeable future.

On December 11, 2009, we acquired 100% of the equity interest of Chaodong. Our Anhui facility started production in late May 2010, which added 10,000 metric tons to our capacity. During the nine months ended September 30, 2010, we generated $1,617,515 of sales of NPCC from our Anhui facility.

Cost of Goods Sold and Gross Profit

	For the Nine Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Cost of goods sold	42,113,090	58.4	57,539,986	58.8	15,426,896	36.6

Gross profit	29,953,825	41.6	40,341,769	41.2	10,387,944	34.7

Cost of goods sold increased by $15,426,896, or 36.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, mainly due to the increase in sales volume. The increase in cost of goods sold comprised an increase in raw materials of $6,541,222, an increase in utility costs of $7,176,209 and an increase in other production expenses of $1,709,465, which was consistent with the increase in sales. Raw materials for our products are mainly limestone, anthracite and supplemental chemicals.

Gross margin decreased from 41.6% for the nine months ended September 30, 2009 to 41.2% for the nine months ended September 30, 2010. The decrease was mainly driven by the price increase in anthracite, one of the major components of our raw materials, and soft coal, which is mainly used to power plant equipment. For the nine months ended September 30, 2010, the purchase price of anthracite and soft coal increased by $16 and $ 9 per metric ton, respectively, compared to the nine months ended September 30, 2009. The negative impact resulted from the increase in the cost of anthracite and soft coal, which was partially offset by the increases in the average selling price of NPCC.

Operating Expenses

	For the Nine Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Operating expenses
Selling expenses	1,397,013	1.9	1,798,490	1.8	401,477	28.7
General and administrative expenses	3,987,820	5.5	4,853,287	5.0	865,467	21.7
Total operating expenses	5,384,833	7.4	6,651,777	6.8	1,266,944	23.5

Selling expenses increased by $401,477, or 28.7%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was consistent with the increase in sales and was mainly due to an increase in compensation expenses of sales personnel and of our expanded international sales and marketing department in an amount of $361,699 and additional sales office expenses in an amount of $81,292.  For the nine months ended September 30, 2010, sales commissions decreased by $41,514 compared to the nine months ended September 30, 2009 due to the implementation of our new sales commission policy effective January 1, 2010.

General and administrative expenses increased by $865,467 or 21.7% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was mainly due to the increase in salary and insurance expenses of $138,962, R&D expenses of $204,320, amortization of land use rights and property tax expenses of $115,010 and $348,087, respectively, incurred in our Zibo and Anhui facilities and an increase in other miscellaneous expenses of $211,643, partially offset by the decrease in professional service fees by $152,555 compared to the nine months ended September 30, 2009.

Operating income and income before income taxes

	For the Nine Months ended September 30
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Operating income	24,568,992	34.2	33,689,992	34.4	9,121,000	37.1
Interest income	570,197	0.8	249,677	0.3	(320,520)	(56.2)
Interest expense	(7,626,124)	(10.6)	(10,207,261)	(10.4)	(2,581,137)	33.8
Gain on extinguishment of long-term convertible notes	1,624,844	2.3	-	-	(1,624,844)	(100.0)
Other expenses, net	(61,688)	(0.1)	(50,622)	(0.1)	11,066	(17.9)
Income from continuing operations before income taxes	19,076,211	26.6	23,681,786	24.2	4,605,565	24.1
Income tax expense	2,243,148	3.1	2,853,863	2.9	610,715	27.2

Operating income increased by $9,121,000 or 37.1% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase was consistent with the increase in sales.

Interest income decreased by $320,520 or 56.2% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease was mainly due to a lower weighted average interest rate on the cash deposited at Chinese commercial banks in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Interest expense related primarily to our convertible notes and amounted to $10,193,812 for the nine months ended September 30, 2010, an increase of $2,589,939 compared to the nine months ended September 30, 2009. Total interest expense mainly included $4,051,215 of contractual coupon interest on the convertible notes, $904,569 in amortization of debt issuance costs and $5,238,028 in amortization of debt discount. The $2,589,939 increase from the nine months ended September 30, 2010 mainly comprised an increase of $1,122,448 in the amortization of debt discount, calculated in accordance with the relevant accounting principle, as compared to the nine months ended September 30, 2009. Capitalized interest for the nine months ended September 30, 2010 were immaterial, representing a decreased of $1,525,182 compared to the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, we recorded a gain on extinguishment of debt of $1,624,844 from the repurchase of our convertible notes with an aggregate principal amount of $5,223,000 from certain investors through privately negotiated transactions for cash of $2,535,745 plus accrued interest of $72,144. The difference of $1,062,411 was allocated to debt issuance cost and the discount on our convertible notes in an amount of $158,109 and $904,302, respectively. We did not repurchase our convertible notes in the nine months ended September 30, 2010.

Our effective income tax rates for the nine months ended September 30, 2010 and September 30, 2009 were 12.1 % and 11.8%, respectively. The slight increase in our effective tax rate was due primarily to an increase in Tai’an, Shandong facility income tax rate to 25% in 2010 from 12.5% in 2009. This increase was partially offset by a higher tax rate differential attributable to losses in the U.S. operations for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The nine months ended September 30, 2009 included the tax effect of the gain on extinguishment of debt, which did not exist for the nine months ended September 30, 2010. The gain on repurchase of debt was deferred for U.S. income tax purposes thereby decreasing the effective tax rate for that period.

Discontinued Operations—Comparison for the nine months ended September 30, 2009 and 2010

In December 2009, the Company decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. The facility ceased production at the end of October 2008. Our Bangsheng Chemical Facility operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the nine months ended September 30, 2010 and 2009 is as follows:

	For the Nine Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)

Loss from discontinued operations before income taxes	(391,857)	(0.5)	(179,326)	(0.2)	212,531	(54.2)
Income tax expense	-	-	-	-	-	-
Loss from discontinued operations	(391,857)	(0.5)	(179,326)	(0.2)	212,531	(54.2)

There were no net sales from the discontinued operations for the nine months ended September 30, 2009 and 2010 generated by our Bangsheng Chemical Facility.

We did not have income tax expense for the discontinued operations for the nine months ended September 30, 2009 and 2010 due to our loss position during both periods.

Comparison for the three months ended September 30, 2009 and 2010

Continuing Operations —Comparison for the three months ended September 30, 2009 and 2010

Sales of Products

	For the Three Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net sales	Amount ($)	(%)
Net sales	25,376,060	100.0	34,417,385	100.0	9,041,325	35.6

For the three months ended September 30, 2010, sales increased by $9,041,325, or 35.6%, compared to the three months ended September 30, 2009. The increase was mainly due to an increase in sales volume of 17,675 metric tons resulting from the additional production capacity of the Zibo, Shandong facility and the Anhui facility. Our capacity increased from 250,000 metric tons as of September 30, 2009 to 260,000 metric tons as of September  30, 2010 and our sales volume increase from 52,489 metric tons in the three months ended September 30, 2009 to 70,164 metric tons in the three months ended September 30, 2010. The average selling price of NPCC for the three months ended September 30, 2010 was approximately $491 per metric ton, an increase of $7 per metric ton from an average selling price of $484 per metric ton for the three months ended September 30, 2009. The increase in our average selling price was due to changes in our pricing strategy and changes in our product mix based on market demands. For the three months ended September 30, 2010, sales of plastic, adhesive, and rubber applications increased by $6,894,384 $2,362,585 and $564,436 respectively, compared to the three months ended September 30, 2009, primarily due to increased demand from our customer.  For the three months ended September 30, 2010, sales of paint/ink/paper applications decreased by $794,625, primarily due to specific customers’ needs and demand and timing of their purchases. For the three months ended September 30, 2010, sales of automobile undercoating applications remained stable compared to the three months ended September 30, 2009. We also generated $14,545 in net sales from our new asphalt application.

We expect our average selling price to fluctuate narrowly within a small range. We believe the quality of our products and our strong technical service capability in customization of NPCC products will allow us to maintain a stable price structure in the foreseeable future.

On December 11, 2009, we acquired 100% of the equity interest of Anhui Yuanzhong.  Our Anhui facility started production in May 2010, which added 10,000 metric tons to our capacity. For the three months ended September 30, 2010, we generated $1,361,383 of sales of NPCC from our Anhui facility.

Cost of Goods Sold and Gross Profit

	For the Three Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Cost of goods sold	15,295,481	60.3	20,405,837	59.3	5,110,356	33.4

Gross profit	10,080,579	39.7	14,011,548	40.7	3,930,969	39.0

Cost of goods sold increased by $5,110,356, or 33.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, mainly due to the increase in sales volume. The increase in cost of goods sold comprised an increase in raw materials of $2,610,445 , an increase in utilities expenses of $1,916,963, and an increase in other production expenses of $582,948, which was consistent with the increase in sales.

Gross margin increased from 39.7% for the three months ended September 30, 2009 to 40.7% for the three months ended September 30, 2010. The increase was mainly due to the increase in the average selling price of our NPCC products partially offset by an increase in raw material costs. The purchase price of anthracite and soft coal increased by $4 and $6 per metric ton, respectively, which had a negative impact to our gross margin.

Operating Expenses

	For the Three Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Operating expenses
Selling expenses	549,177	2.2	662,112	1.9	112,935	20.6
General and administrative expenses	1,341,298	5.3	1,830,204	5.3	488,906	36.5
Total operating expenses	1,890,475	7.5	2,492,316	7.2	601,841	31.8

Selling expenses increased by $112,935, or 20.6%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Selling expenses as a percentage of net sales are fairly consistent as compared to the same period ended September 30, 2009. The increase was consistent with the increase in sales and was mainly due to an increase in compensation expenses of sales personnel and our expanded international sales and marketing department in an amount of $142,838 and additional sales office expenses in an amount of $18,733. For the three months ended September 30, 2010, sales commissions decreased by $ 48,636 compared to the three months ended September 30, 2009, due to the implementation of our new sales commission policy effective January 1, 2010.

General and administrative expenses increased by $488,906, or 36.5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was mainly due to the net effect of an increase in salary and insurance expenses of $37,618, R&D expenses of $113,925, amortization of land use rights and related property tax of $85,735 and $138,348, respectively, incurred in our Zibo and Anhui facilities and an increase in other expenses of $150,894, partially offset by the decrease of professional service fees of 37,614 compared to the three months ended September 30, 2009.

Operating income and income before income taxes

	For the Three Months ended September 30
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Operating income	8,190,104	32.2	11,519,232	33.5	3,329, 128	40.6
Interest income	42,967	0.2	78,520	0.2	35,553	82.7
Interest expense	(2,822,212)	(11.1)	(3,541,839)	(10.3)	(719,627)	25.5
Other expenses, net	(1,861)	(0.0)	(36,804)	(0.1)	(34,943)	1,877.6
Income from continuing operations before income taxes	5,408,998	21.3	8,019,109	23.3	2,610,111	48.3
Income tax expense	560,608	2.2	973,374	2.8	412,766	73.6

Operating income increased by $3,329,128 or 40.6% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was consistent with our increase in sales.

Interest income increased by $35,553 or 82.7% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase was mainly due to an increase in the average cash balance deposited at a Chinese commercial bank with a variable interest rate.

Interest expense related primarily to our convertible notes was $3,536,639 for the three months ended September 30, 2010, an increase of $718,847 compared to the three months ended September 30, 2009. Total interest expense mainly included $1,350,405 in contractual coupon interest on the convertible notes, $301,523 in amortization of debt issuance costs, and $1,884,711 in amortization of debt discount. The $718,847 increase for the three months ended September 30, 2010 mainly comprised an increase of $406,802 in the amortization of debt discount, calculated in accordance with the relevant accounting principle, as compared to the same period of 2009. Capitalized interest for the three months ended September 30, 2010 decreased by $312,045 compared to the three months ended September 30, 2009. The capitalized interest for the three months ended September 30, 2010 was not significant.

Our effective income tax rate increased from 10.4% for the three months ended September 30, 2009 to 12.1% for the three months ended September 30, 2010. The increase in our effective tax rate was primarily due to an increase in our Tai'an, Shandong facility income tax rate to 25% in 2010 from 12.5% in 2009 as the Tai’an favorable tax rate expired as scheduled.

Discontinued Operations—Comparison for the three months ended September 30, 2009 and 2010

In December 2009, the Company decided to discontinue operations at our Bangsheng Chemical Facility and to sell all of its fixed assets and inventory. The facility ceased production at the end of October 2008. Our Bangsheng Chemical Facility operation was a component of our consolidated entity, and as such requires discontinued operations reporting treatment.

A summary of the operating results of discontinued operations for the three months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended September 30,
	2009		2010		Change
	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales	Amount ($)	(%)
Loss from discontinued operations before income taxes	(217,979)	(0.9)	(57,157)	(0.2)	160,822	(73.8)
Income tax expense	-	-	-	-	-	-
Loss from discontinued operations	(217,979)	(0.9)	(57,157)	(0.2)	160,822	(73.8)

There were no net sales from the discontinued operations for the three months ended September 30, 2009 and 2010 generated by our Bangsheng Chemical Facility.

We did not have income tax expense for the discontinued operations for the three months ended September 30, 2009 and 2010 due to our loss position during both periods.

Liquidity and Capital Resources

Continuing Operations

 We believe, based on our current cash level, as well as the forecast operating cash flows, that we have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months. However, we have also planned additional capital expenditures over the coming years to further expand our business. We anticipate that these expenditures will be funded from working capital and financing activities. We believe that the capital expenditure plans may be influenced by many factors and there is no assurance that we will be able to obtain the necessary funds for such capital expenditures.

On June 1, 2011 and June 1, 2013, holders of our convertible notes may require us to purchase all or a portion of our convertible notes subject to certain notification requirements.  We recognize this contractual obligation to buy back our convertible notes should any or all holders of the notes elect to exercise their put option. To ensure sufficient liquidity for satisfaction of such obligation, and depending on the availability of additional capital resources and financing arrangements in the near future, we may adjust the timing and amount of our capital expenditures.

We entered into a Project Investment Agreement with the local government of Hanshan County, Anhui Province, under which we agreed to invest a total of RMB 1,200 million (approximately $175.7 million), for the construction of NPCC production facilities with an annual capacity of 200,000 metric tons and the purchase of land use rights for a total area of 341,335 (approximately 84.35 acres) square meters, by January 2013. Pursuant to this agreement, our investment is to be made in three phases in accordance with an investment schedule. This agreement is an investment plan and is not contractually binding.  We have been in negotiation with the local government to adjust the investment schedule due to delays caused by the local government in transferring the land use right to us. As of September 30, 2010, we have paid RMB 94.3 million (approximately $14.0 million) for the land use rights of a total area of 335,889 square meters (approximately 83.00 acres).

Cash, accounts receivable and working capital for continuing operations as of December 31, 2009 and September 30, 2010 were as follows:

	December 31, 2009	September 30, 2010
Cash	115,978,763	120,649,206
Accounts receivable, net	4,600,722	6,146,848
Working capital	114,588, 727	40,020,235

Cash. Our cash was held for capital expenditures, strategic investment, and working capital purposes. As of September 30, 2010, our cash balance was $120,649,206 as compared to $115,978,763 as of December 31, 2009.  The increase was primarily due to a positive cash flow from operations, which was partly offset by investments in property, plant, and equipment for capacity expansion. We did not enter into investments for trading or speculative purposes.

Accounts receivable. Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our shipping and billing activities and cash collections. We have a credit policy extending a 30-to-90 day credit term to customers who meet our credit evaluation criteria. We exclude cash sales in our calculation of accounts receivable turnover in days. Accounts receivable turnover in days were 60 days in the nine months ended September 30, 2010. As of September 30, 2010, there was no overdue accounts receivable.

Working capital. Our working capital includes total current assets excluding assets held for sale, net of total current liabilities. The balance fluctuates from period to period, which is affected by our cash flow from operating activities and the timing of payment for our debt obligations. Working capital decreased from $114,588,727 as of December 31, 2009 to $40,020,235 as of September 30, 2010 due to the reclassification of long-term convertible notes to current liability as holders of the notes may require us to repurchase all or a portion of the notes on June 1, 2011 offset by the increase in cash.

Cash flows from continuing operating, investing and financing activities were as follows:

	For the Nine Months ended September 30,
	2009	2010
Cash provided by operating activities	17,717,294	31,381,213
Cash used in investing activities	(23,856,337)	(28,433,310)
Cash used in financing activities	(2,535,745)	-

Cash flows from operating activities. Cash provided by operating activities primarily consists of our cash receipts from product sales and the effect of changes in working capital and other operating activities. A primary factor affecting our operating cash flows was the timing of the cash receipts from the sales of our products and payments for raw material purchases and income taxes. Cash provided by operating activities for the nine months ended September 30, 2010 increased to $31,381,213 from $17,717,294 for the nine months ended September 30, 2009 primarily due to the effective collection of accounts receivable and less income tax payments paid because of a difference in the timing of payments during the nine months period ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Cash flows from investing activities. Cash used in investing activities for the nine months ended September 30, 2010 increased to $28,433,310 from $23,856,337 for the nine months ended September 30, 2009. The change in cash flows used in investing activities was primarily due to our capacity buildup activities during the periods.

Cash flows from financing activities. There was no cash provided by or used in financing activities for the nine months ended September 30, 2010. Cash used in financing activities for the nine months ended September 30, 2009 was mainly attributable to $2,535,745 of cash used for the repurchase of convertible notes.

Discontinued operations

 There were minimal cash activities in the discontinued operations of our Bangsheng Chemical Facility during the nine months ended September 30, 2009 and 2010.

Contractual Obligations

As of September 30, 2010

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Convertible notes-principal	90,027,000	-	-	-	90,027,000
Convertible notes-interest	5,401,620	-	-	-	5,401,620
Operating leases	191,362	382,724	382,724	1,760,531	2,717,341
Capital commitment	6,270,903	-	-	-	6,270,903
Total	101,890,885	382,724	382,724	1,760,531	104,416,864

On June 1, 2011 and June 1, 2013, holders of the notes may require the Company to purchase all or a portion of the notes subject to certain notification requirements.

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

Foreign Exchange Risk. Although the conversion of RMB is highly regulated in the PRC, the exchange rate of the RMB against the value of USD (or any other currency) nonetheless may fluctuate and be affected by, among other things, changes in the political and economic conditions in the PRC. Under the current currency policy in the PRC, the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. The PRC is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the RMB could appreciate significantly against the USD.

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

Fluctuations in exchange rates may also affect our balance sheet. For example, to the extent that we need to convert U.S. dollars received from the proceeds of a financing into the RMB for our operations, appreciation of the RMB against the USD would have an adverse effect on the RMB amount that we receive from the conversion. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the USD against the RMB would have a negative effect on the USD amount available to us. Considering the amount of our cash as of September 30, 2010, a 1.0% appreciation of the RMB against the USD will result in an estimated increase of approximately $1,171,776 in our total amount of cash.  Conversely, a 1.0% appreciation of the USD against the RMB will result in a decrease of approximately $1,148,572 in our total amount of cash.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk and do not currently intend to do so.

Interest rate risk. Our interest rate risk mainly related to the 6% convertible senior notes issued with a maturity date of June 1, 2018. As of September 30, 2010, we reclassified our 6% convertible senior notes to current liabilities because holders of the notes may require the Company to purchase all or a portion of the notes on June 1, 2011. If we borrow money in future periods, we may be exposed to interest rate risk. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Inflation. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During 2008 and 2009, the rates of inflation in China were 5.9% and negative 0.7%, respectively. However, the rate of inflation in China has been increasing. For the nine months ended September 30, 2010, the rate of inflation in China was 2.6%.

ITEM 4—CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b)  Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our Annual Report on Form 10-K, Amendment No. 2 for the fiscal year ended December 31, 2009 have not materially changed. In addition to matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

The market price for our shares may be volatile. The market price of our shares experienced, and may continue to experience significant volatility. For the period from September 30, 2009 to September 30, 2010, the trading price of our shares on the NASDAQ Global Select Market and previously, on the Nasdaq Capital Market has ranged from a low of US$4.17 per share to a high of US$7.66 per share. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our shares.

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

SHENGDATECH, INC.

Date: November 8, 2010	By:	/s/ XIANGZHI CHEN
Xiangzhi Chen Chief Executive Officer (Principal Executive Officer)

SHENGDATECH, INC.

Date: November 8, 2010	By:	/s/ ANHUI GUO
Anhui Guo Acting Chief Financial Officer (Principal Financial and Accounting Officer)